Form 10-Q
period 1999-09-30
AQUA MOTION INC
filed 2000-05-24
CIK 814981

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 0-27133

AQUAMOTION, INC.
(Exact name of registrant as it appears in its charter)
NEVADA	                                      88-0333296
(State or jurisdiction of	               (I.R.S. Employer
incorporation or organization)	     Identification No.)

5757  West Century Boulevard, Suite 340, Los Angeles, California  90045
(Address of Principal Executive Office)	                            (Zip Code)
Registrant's telephone number, including area code:	(310)-665-0221

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.	Yes 			No

At the end of the quarter ending 09/30/99 there were 1,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.



PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.
Results of Operations
The Company has had no operations during this quarter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 10-Q
(a)	The following documents are filed as part of this report:
            Financial Statements as of September 30, 1999.


Exhibits:

3.1		Articles of Incorporation	               Incorporated by
 		                                           reference The
		                               	  			       Company's Form 10-
			                                           SB/A filed on May 12th,
						                                        2000.


3.2			By-Laws		                             	 Incorporated by
		                                            reference The
						                                        Company's Form 10-
                  			                         SB/A filed on May 12th,
						                                        2000.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Aquamotion, Inc.



By: /S/
        Kelly Ryan, Secretary