Form 10KSB/A
period 1999-12-31
AQUA MOTION INC
filed 2000-05-31
CIK 814981

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

Securities registered under Section 12(g) of the Exchange Act:
	Common Stock, $.0027 par value per share

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

There is currently no public market for Aquamotion's common stock. On November 5th, 1999, the Board of Directors declared a forward
5:1 forward of the issued and outstanding common shares resulting in 5,000,000 common shares of stock outstanding.


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

Title of Class         Name of Owner         Shares       Percentage of
                                          Beneficially     Ownership
                                            Owned


Common               Emily Tzortzatos       1,100,000       22%
Common               Angela  Tzortzatos     1,100,000       22%
Common               Kelly J. Ryan          1,100,000       22%


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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