Form 10QSB
period 2000-06-30
AQUA MOTION INC
filed 2001-05-04
CIK 814981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission File No.: 0-27133

               For the quarterly period ended June 30, 2000

                                AQUAMOTION, INC.
             (Exact name of registrant as it appears in its charter)

                                     NEVADA
                            (State or jurisdiction of
                         incorporation or organization)

                                   88-0394012
                                (I.R.S. Employer
                              Identification No.)

      5757 West Century Boulevard, Suite 340, Los Angeles, California 90045
               (Address of Principal Executive Office) (Zip Code)

                                 (310)-665-0221

               Registrant's telephone number, including area code:

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                      Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.            Yes  (X)           No

At the end of the quarter ending 06/30/00 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                AQUAMOTION, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                AQUAMOTION, INC.

                                    CONTENTS

                                                                       Page
                                                                       ------
Financial Statements

         Balance Sheet                                                   2

         Statement of Operations                                         3

         Statement of Change in Stockholders' Equity                     4

         Statement of Cash Flows                                         5

         Notes to Financial Statements                                   6-7

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS

                                                     June              December         December
                                                     31, 2000          31, 1999         31, 1998
                                                     --------          --------         --------
CURRENT ASSETS
         Cash                                                $0                 $0               $0
                                                     -----------       ------------     ------------
TOTAL CURRENT ASSETS                                         $0                 $0               $0
                                                     -----------       ------------     ------------
         TOTAL ASSETS                                        $0                 $0               $0
                                                         =======           =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                  $0                  $0               $0
                                                     -----------       -----------      ------------
TOTAL CURRENT LIABILITIES                                  $0                  $0               $0

STOCHOLDERS' EQUITY
Common Stock,  $0.0027 par
value authorized
25,000,000 shares ;
issued and outstanding
Dec. 31, 1998     1,000,000 shares                                                          $2,700
Dec. 31, 1999     5,000,000 shares                                        $13,500
June 30, 2000 5,000,000 shares                        $13,500

Additional Paid In Capital                           ($10,800)          ($10,800)               $0

Deficit Accumulation During

Development Stage                                     ($2,700)           ($2,700)          ($2,700)
                                                     -----------       -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                 $0                 $0                $0
                                                     -----------       -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $0                 $0                $0
                                                          ======            ======           ======

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF OPERATIONS

                      Jan. 1        Jan. 1        Jan. 1        March 14, 1995
                      to            to            to            (inception)
                      December      December      June          to June
                      31, 1998      31, 1999      30, 2000      30, 2000
                      --------      --------      --------      --------
INCOME

Revenue             $         0   $         0   $         0   $         0
                    -----------   -----------   -----------   -----------

EXPENSES

General &
Administrative      $         0   $         0   $         0   $     2,700
                    -----------   -----------   -----------   -----------
TOTAL EXPENSES      $         0   $         0   $         0   $     2,700

NET PROFIT (LOSS)   $         0   $         0   $         0   ($    2,700)
                    -----------   -----------   -----------   -----------
NET PROFIT (LOSS)
PER SHARE           $    0.0000   $    0.0000   $    0.0000   ($   0.0005)
                    ===========   ===========   ===========   ===========
AVERAGE NUMBER
OF SHARES OF
COMMON STOCK
OUTSTANDING           1,000,000     5,000,000     5,000,000     5,000,000
                    ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 2001

                                                                            (Deficit)
                                   Common Stock                             Accumulated
                             Number                       Additional        During
                             of                           Paid In           Development
                             Shares          Amount       Capital           Stage
                             ------          ------       -------           -----
March 14, 1995
Issued for cash (Note 3)         10,000    $     2,700   $         0

Net (Loss), 03-14-95
(inception) to 12-31-95     ($    2,700)
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1995           10,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-96        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1996           10,000    $     2,700   $         0    ($    2,700)

September 28, 1997
Forward Stock Split 100:1       990,000
Net Income, 12-31-97        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1997        1,000,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-98        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1998        1,000,000    $     2,700   $         0    ($    2,700)

November 05, 1999
Forward Stock Split 5:1       4,000,000    $    10,800   ($   10,800)
Net Income, 12-31-99        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1999        5,000,000    $    13,500   ($   10,800)   ($    2,700)
Net Income 06-30-00         $         0
Balance, June 30, 2000        5,000,000    $    13,500   ($   10,800)   ($    2,700)
                            ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF CASH FLOWS

                        Jan. 1        Jan. 1       Jan. 1      March 14, 1995
                        to            to           to          (inception)
                        December      December     June        to June 31,
                        31, 1998      31, 1999     30, 2002    2000
                        --------      --------     --------    ----
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)             $     0      $     0      $     0      ($2,700)

Accounts Payable       $     0      $     0      $     0      $     0

CASH FLOWS FROM
OPERATING ACTIVITIES

Issue common stock     $     0      $     0      $     0      $ 2,700
                       -------      -------      -------      -------
Net increase
(decrease) in cash     $     0      $     0      $     0      $     0

Cash, Beginning
Of Period              $     0      $     0      $     0      $     0
                       -------      -------      -------      -------
Cash, End
Of Period              $     0      $     0      $     0      $     0
                       =======      =======      =======      =======

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated March 14, 1995 under the laws of the State of Nevada, under the name Aquamotion, Inc. The Company currently has no operations and , in accordance with SFAS # 7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

     The Company records income and expenses on the accrual method of accounting.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1998 and December 31, 1999 and June 30, 2000.

Fixed assets

     The Company does not maintain or control any fixed assets.

Income Taxes

     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences, between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Loss Per Share

     Net loss per share is provided in accordance with Statements of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2000; December 31, 1999; and December 31, 1998 the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

     The authorized common stock of the Company consists of 25,000,000 shares with a par value of $0.0027 per share. On March 14, 1995, the Company issued 10,000 shares of its common stock for $2,700 cash.

     On September 28, 1997, the Company declared to increase the authorized number of shares of common stock to 25,000,000 shares with a stated par value of $0.0027 per share. The Company also declared a forward stock split of 100:1 for issued and outstanding common stock shares resulting in 1,000,000 common shares of stock outstanding.

     On November 05, 1999, the Company declared a forward stock split of 5:1 for issued and outstanding common stock shares resulting in 5,000,000 common shares of stock outstanding.

Preferred Stock

     The authorized preferred stock of the Company consists of no preferred stock.

NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

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

PART II.            OTHER INFORMATION

Item 1. Legal Proceedings.
None
Item 2. Changes in Securities
None

Item 3. Default Upon Senior Securities
None

Item 4. Submission of matters To a Vote of Security Holders
None
Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-QSB
None

Exhibits:

3.1  Articles of Incorporation

     Incorporated by reference to the Company's Form 10-SB/A filed on May 12th, 2000.

3.2  By-Laws

     Incorporated by reference Company's Form 10-SB/A filed on May 12th, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Aquamotion, Inc.

By: /s/   Kelly Ryan
       ---------------------------------
          Kelly Ryan, Secretary

Dated:   May 2, 2001