Form 10QSB
period 2000-09-30
AQUA MOTION INC
filed 2001-05-04
CIK 814981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission File No.: 0-27133

                For the quarterly period ended September 30, 2000

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

                      Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.            Yes              No  (X)

At the end of the quarter ending 09/30/00 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                AQUAMOTION, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS
                                                     September         December         December
                                                     30, 2000          31, 1999         31, 1998
                                                     --------          --------         --------
CURRENT ASSETS
         Cash                                                $0                 $0               $0
                                                     -----------       ------------     ------------
TOTAL CURRENT ASSETS                                         $0                 $0               $0
                                                     -----------       ------------     ------------
         TOTAL ASSETS                                        $0                 $0               $0
                                                         =======           =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                  $0                  $0               $0
                                                     -----------       -----------      ------------
TOTAL CURRENT LIABILITIES                                  $0                  $0               $0

STOCHOLDERS' EQUITY
Common Stock,  $0.0027 par
value authorized
25,000,000 shares ;
issued and outstanding
Dec. 31, 1998     1,000,000 shares                                                          $2,700
Dec. 31, 1999     5,000,000 shares                                        $13,500
Sept. 31, 2000    5,000,000 shares                   $13,500

Additional Paid In Capital                          ($10,800)           ($10,800)               $0

Deficit Accumulation During

Development Stage                                    ($2,700)            ($2,700)         ($2,700)
                                                     -----------       -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                 $0                $0                $0
                                                     -----------       -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $0                $0                $0
                                                         ======            ======           =======

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF OPERATIONS

                     Jan. 1        Jan. 1         Jan. 1        March 14, 1995
                     to            to             to            (inception)
                     December      December       December      to December
                     31, 1998      31, 1999       31, 2000      31, 2000
                     --------      --------       --------      --------
INCOME

Revenue             $         0   $         0   $         0   $         0
                    -----------   -----------   -----------   -----------

EXPENSES

General &
Administrative      $         0   $         0   $         0   $     2,700
                    -----------   -----------   -----------   -----------
TOTAL EXPENSES      $         0   $         0   $         0   $     2,700

NET PROFIT (LOSS)   $         0   $         0   $         0   ($    2,700)
                    -----------   -----------   -----------   -----------
NET PROFIT (LOSS)
PER SHARE           $    0.0000   $    0.0000   $    0.0000   ($   0.0005)
                    ===========   ===========   ===========   ===========
AVERAGE NUMBER
OF SHARES OF
COMMON STOCK
OUTSTANDING           1,000,000     5,000,000     5,000,000     5,000,000

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                                                                            (Deficit)
                                   Common Stock                             Accumulated
                             Number                       Additional        During
                             of                           Paid In           Development
                             Shares          Amount       Capital           Stage
                             ------          ------       -------           -----
March 14, 1995
Issued for cash (Note 3)         10,000    $     2,700   $         0

Net (Loss), 03-14-95
(inception) to 12-31-95     ($    2,700)
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1995           10,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-96        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1996           10,000    $     2,700   $         0    ($    2,700)

September 28, 1997
Forward Stock Split 100:1       990,000
Net Income, 12-31-97        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1997        1,000,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-98        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1998        1,000,000    $     2,700   $         0    ($    2,700)

November 05, 1999
Forward Stock Split 5:1       4,000,000    $    10,800   ($   10,800)
Net Income, 12-31-99        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1999        5,000,000    $    13,500   ($   10,800)   ($    2,700)

Net Income, 09-30-00        $         0

Balance, Sept. 30, 2000       5,000,000    $    13,500   ($   10,800)   ($    2,700)
                            ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF CASH FLOWS

                       Jan. 1        Jan. 1        Jan. 1       March 14, 1995
                       to            to            to           (inception)
                       December      December      December     to Sept. 31,
                       31, 1998      31, 1999      31, 2000     2000
                       --------      --------      --------     ----
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)             $     0      $     0      $     0      ($2,700)

Accounts Payable       $     0      $     0      $     0      $     0

CASH FLOWS FROM
OPERATING ACTIVITIES

Issue common stock     $     0      $     0      $     0      ($2,700)
                       -------      -------      -------      -------
Net increase
(decrease) in cash     $     0      $     0      $     0      $     0

Cash, Beginning
Of Period              $     0      $     0      $     0      $     0
                       -------      -------      -------      -------
Cash, End
Of Period              $     0      $     0      $     0      $     0
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

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1998 and December 31, 1999 and September 30, 2000.

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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Loss Per Share

     Net loss per share is provided in accordance with Statements of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2000; December 31, 1999; and December 31, 1998 the Company had no dilutive common stock equivalents such as stock options.

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

Item 6. Exhibits and Reports on Form 10-Q
None

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

By: /s/   Kelly Ryan
    ----------------------------------------
          Kelly Ryan, Secretary

Dated:  May 2, 2001