Form 10KSB
period 2000-12-31
AQUA MOTION INC
filed 2001-05-04
CIK 814981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the year ended December 31, 2000.

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

                                 (702) 732-2253
              (Registrant's telephone number, including area code)

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject
to such filing requirements for the past 90 days. YES ( )     NO (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB. []

Issuer's Revenue during the year ended December 31, 2000:  $0

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

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly- owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

ITEM 4. SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2000, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for Aquamotion's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS This statement includes projections of future results and "forward- looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward- looking statements contained in this Statement.

Plan of Operation - General

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination. The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly- owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

ITEM 7. FINANCIAL STATEMENTS.

                                AQUAMOTIONS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

                                AQUAMOTION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                     December          December         December
                                                     31, 2000          31, 1999         31, 1998
                                                     --------          --------         --------
CURRENT ASSETS
         Cash                                                $0                 $0               $0
                                                     -----------       ------------     ------------
TOTAL CURRENT ASSETS                                         $0                 $0               $0
                                                     -----------       ------------     ------------
         TOTAL ASSETS                                        $0                 $0               $0
                                                         =======            =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts Payable                                  $0                 $0               $0
                                                     -----------       -----------      ------------
TOTAL CURRENT LIABILITIES                                    $0                 $0               $0

STOCHOLDERS' EQUITY
Common Stock,  $0.0027 par
value authorized
25,000,000 shares ;
issued and outstanding
Dec. 31, 1998     1,000,000 shares                                                           $2,700
Dec. 31, 1999     5,000,000 shares                                         $13,500
Dec. 31, 2000     5,000,000 shares                     $13,500

Additional Paid In Capital                            ($10,800)           ($10,800)              $0

Deficit Accumulation During

Development Stage                                      ($2,700)            ($2,700)        ($2,700)
                                                     -----------       -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                   $0                  $0              $0
                                                     -----------       -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $0                  $0              $0
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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                                                                         (Deficit)
                                   Common Stock                          Accumulated
                             Number                       Additional     During
                             of                           Paid In        Development
                             Shares          Amount       Capital        Stage
                             ------          ------       -------           -----
March 14, 1995
Issued for cash (Note 3)         10,000    $     2,700   $         0

Net (Loss), 03-14-95
(inception) to 12-31-95     ($    2,700)
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1995           10,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-96        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1996           10,000    $     2,700   $         0    ($    2,700)

September 28, 1997
Forward Stock Split 100:1       990,000
Net Income, 12-31-97        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1997        1,000,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-98        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1998        1,000,000    $     2,700   $         0    ($    2,700)

November 05, 1999
Forward Stock Split 5:1       4,000,000    $    10,800   ($   10,800)
Net Income, 12-31-99        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1999        5,000,000    $    13,500   ($   10,800)   ($    2,700)

Net Income, 12-31-00        $         0

Balance, Dec. 31, 2000        5,000,000    $    13,500   ($   10,800)   ($    2,700)
                            ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF CASH FLOWS

                       Jan. 1        Jan. 1        Jan. 1      March 14, 1995
                       to            to            to          (inception)
                       December      December      December    to Dec. 31,
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

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1998 and December 31, 1999 and December 31, 2000.

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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Loss Per Share

     Net loss per share is provided in accordance with Statements of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000; December 31, 1999; and December 31, 1998 the Company had no dilutive common stock equivalents such as stock options.

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

Information as to the directors and executive officers of the Company is as follows:

Name/Address                     Age         Position
------------                     ---         --------
Emily Tzortzatos                  30         President
3129 79th Street,
Jackson Heights, NY  11370

Angela Tzortzatos,                26         Vice President
3129 79th Street, Jackson
Heights, NY     11370

Kelly J. Ryan, 8033 Sunset        30         Secretary/Director
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

ITEM 13.            EXHIBITS AND REPORTS ON FORM 10-KSB

3.1  Articles of Incorporation

     Incorporated by reference to the Company's Form 10-SB/A filed on May 12th, 1999.

     3.2  By-Laws

     Incorporated by reference to the Company's Form 10- SB/A filed on May 12th, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.

                                        /s/ Kelly Ryan
                                        ------------------------------
                                            Secretary.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                    /s/ Emily Tzortzatos
                                        President

                                    /s/ Angela Tzortzatos
                                        Vice President

                                    /s/ Kelly J. Ryan
                                        Secretary


Dated:  May 2, 2001