Form 10QSB
period 2001-03-31
AQUA MOTION INC
filed 2001-05-04
CIK 814981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission File No.: 0-27133

                  For the quarterly period ended March 31, 2001

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

                                 (310)-665-0221
              (Registrant's telephone number, including area code)

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

At the end of the quarter ending 03/31/01 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                AQUAMOTION, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS

                                                     March             December         December
                                                     31, 2001          31, 2000         31, 1999
                                                     --------          --------         --------
CURRENT ASSETS
         Cash                                                $0                 $0               $0
                                                     -----------       ------------     ------------
TOTAL CURRENT ASSETS                                         $0                 $0               $0
                                                     -----------       ------------     ------------
         TOTAL ASSETS                                        $0                 $0               $0
                                                         =======           =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                  $0                  $0               $0
                                                     -----------       -----------      ------------
TOTAL CURRENT LIABILITIES                                  $0                  $0               $0

STOCHOLDERS' EQUITY
Common Stock,  $0.0027 par
value authorized
25,000,000 shares ;
issued and outstanding
Dec. 31, 1999     5,000,000 shares                                                         $13,500
Dec. 31, 2000     5,000,000 shares                                        $13,500
March 31, 2001    5,000,000 shares                    $13,500

Additional Paid In Capital                           ($10,800)          ($10,800)        ($10,800)

Deficit Accumulation During

Development Stage                                     ($2,700)           ($2,700)         ($2,700)
                                                     -----------       -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                 $0                 $0                $0
                                                     -----------       -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $0                 $0                $0
                                                         ======            ======           ======

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF OPERATIONS

                     Jan. 1        Jan. 1        Jan. 1         March 14, 1995
                     to            to            to             (inception)
                     December      December      March          to March
                     31, 1999      31, 2000      31, 2001       31, 2001
                     --------      --------      --------       --------
INCOME

Revenue             $         0   $         0   $         0   $         0
                    -----------   -----------   -----------   -----------

EXPENSES

General &
Administrative      $         0   $         0   $         0   $     2,700
                    -----------   -----------   -----------   -----------
TOTAL EXPENSES      $         0   $         0   $         0   $     2,700

NET PROFIT (LOSS)   $         0   $         0   $         0   ($    2,700)
                    -----------   -----------   -----------   -----------
NET PROFIT (LOSS)
PER SHARE           $    0.0000   $    0.0000   $    0.0000   ($   0.0005)
                    ===========   ===========   ===========   ===========
AVERAGE NUMBER
OF SHARES OF
COMMON STOCK
OUTSTANDING           5,000,000     5,000,000     5,000,000     5,000,000

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 2001

                                                                            (Deficit)
                                   Common Stock                             Accumulated
                             Number                       Additional        During
                             of                           Paid In           Development
                             Shares          Amount       Capital           Stage
                             ------          ------       -------           -----
March 14, 1995
Issued for cash (Note 3)         10,000    $     2,700   $         0

Net (Loss), 03-14-95
(inception) to 12-31-95     ($    2,700)
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1995           10,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-96        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1996           10,000    $     2,700   $         0    ($    2,700)

September 28, 1997
Forward Stock Split 100:1       990,000
Net Income, 12-31-97        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1997        1,000,000    $     2,700   $         0    ($    2,700)

Net Income, 12-31-98        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1998        1,000,000    $     2,700   $         0    ($    2,700)

November 05, 1999
Forward Stock Split 5:1       4,000,000    $    10,800   ($   10,800)
Net Income, 12-31-99        $         0
                            -----------    -----------   -----------    -----------
Balance, Dec. 31, 1999        5,000,000    $    13,500   ($   10,800)   ($    2,700)
Net Income, 12-31-00        $         0
Net Income 03-31-01         $         0
Balance, March 31, 2001       5,000,000    $    13,500   ($   10,800)   ($    2,700)
                            ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements.

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                             STATEMENT OF CASH FLOWS

                         Jan. 1        Jan. 1        Jan. 1      March 14, 1995
                         to            to            to          (inception)
                         December      December      March       to March. 31,
                         31, 1999      31, 2000     31, 2001     2001
                         --------      --------     --------     ----
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)             $     0      $     0      $     0      ($2,700)

Accounts Payable       $     0      $     0      $     0      $     0

CASH FLOWS FROM
OPERATING ACTIVITIES

Issue common stock     $     0      $     0      $     0      $ 2,700
                       -------      -------      -------      -------
Net increase
(decrease) in cash     $     0      $     0      $     0      $     0

Cash, Beginning
Of Period              $     0      $     0      $     0      $     0
                       -------      -------      -------      -------
Cash, End
Of Period              $     0      $     0      $     0      $     0
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

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999 and December 31, 2000 and March 31, 2001.

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

                                AQUAMOTION, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Loss Per Share

     Net loss per share is provided in accordance with Statements of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000; December 31, 2000; and December 31, 1999 the Company had no dilutive common stock equivalents such as stock options.

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

By: /s/   Kelly Ryan
    -----------------------------------------
          Kelly Ryan, Secretary

Date:  May 2, 2001