Form 10QSB
period 2001-06-30
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-06-13
CIK 814981

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                                  June 30, 2001

Commission File Number                                           0-271133

ROAST "N" ROLL RESTAURANTS OF THE PAST, INC.
(Exact name of registrant as specified in its charter)

NEVADA                                                                                           88-0394012
(State or other jurisdiction of                                                                          (IRS Employer
incorporation or organization)                                                                      Identification No.)

1700 Hylan Blvd.
Staten Island, New York 10305
(Address of principal executive offices)

Registrant's telephone number including area code                     (718) 351-4949

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X          No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

5,000,000
(Number of shares of common stock the registrant had
outstanding as of June 10, 2002)

Elements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or our management and oral statements), may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, market acceptance of our products and services, or a downturn in the economy. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position for the six months then ended have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

See accompanying notes to financial statements.

Roast-n-Roll Restaurants of the Past, Inc.
(FKA Aquamotion, Inc.) and Subsidiary
Consolidated Statements of Operations
[Unaudited]

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2001	June 30, 2001

Revenues	$ 68,739	$ 112,056

Cost of Sales	20,325	40,619

Gross profit	48,414	71,437

Expenses
General and administrative	86,303	167,664
Depreciation and amortization	9,246	18,493

	95,549	186,157

Loss before income taxes	(47,135)	(114,720)

Benefit for income taxes	-	-

Net loss	$ (47,135)	$ (114,720)

Net loss per common share, basic and diluted
	$ (0.01)	$ (0.02)
Weighted average common shares outstanding,
basic and diluted	5,000,000	5,000,000

See accompanying notes to the financial statements.

Roast-n-Roll Restaurants of the Past, Inc.
(FKA Aquamotion, Inc.) and Subsidiary
Consolidated Statements of Cash Flows
[Unaudited]

For the Six
Months Ended
June 30, 2001
Cash flows from operating activities:
Net loss	$ (114,720)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	18,493
Changes in operating assets and liabilities:
Increase in other assets	(600)
Increase in accounts payable and
other accrued liabilities	67,097

Net cash used in
operating activities	(29,730)

Cash flows from investing activities:	-

Cash flows from financing activities:
Increase in cash overdraft	2,695
Proceeds from short-term debt	25,000

Net cash provided by
financing activities	27,695

Decrease in cash	(2,035)

Cash balance, beginning of period	2,035

Cash balance, end of period	$ -

See accompanying notes to the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Registrant had $199,548 in working capital deficit at June 30, 2001, which is a result of the operating losses incurred by the Company. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors. There can be no assurance that the Company will be successful in raising additional funds.

Results of Operation.

For the three months ended June 30, 2001, the registrant had a net loss of $47,135. The registrant had a net loss of $114,720 for the six months ended June 30, 2001

General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of $33,000 and $66,000 for the three and six month periods ended June 30, 2001.

Plan of Operations.

Effective May 1, 2001 the Company entered into a Plan and Agreement of Reorganization with the shareholders of Roast-N-Roll Restaurants of the Past, Inc., a privately held New York corporation ("Roast"). As a result of the transaction, Roast became a wholly owned subsidiary of the Company and the Company changed its name to Roast "N" Roll Restaurants of the Past, Inc. In connection with the acquisition, all previously outstanding shares of the Company were repurchased and canceled and the shareholders of Roast were issued an aggregate of five million shares of common stock. Additionally, previous management resigned and new management was appointed.

Roast 'N' Roll Restaurants of the Past is based on a long-standing family developed concept. In mid-1970, the original Roll 'N' Roaster restaurant was launched in Brooklyn, New York. The founders were members of the LaMonica family and son-in-law, Nicholas Bruzzese Sr. This restaurant is still in operation today and has been in continuous operation for over 30 years

This facility has become a Brooklyn landmark. The restaurant developed the recipes and signature items that are being used in the Company's only restaurant which is in Staten Island, New York. These signature items include daily fresh baked (on premise) rolls and buns, hand prepared charcoal grilled chicken breast, stylized "cottage fries" potatoes. Especially noteworthy is the oven roasted butcher shop quality beef and turkey used in sandwiches and complementing "home made" gravies and marinades. Between 1984 and 1987, Nick J. LaMonica purchased the restaurant from his parents, his sister, and her husband Nicholas Bruzzese, Sr. At present, Mr. Nick J. LaMonica is the sole owner of the Brooklyn restaurant and has no affiliation with the Company or its operating subsidiary.

In November 1997, Roast 'N' Roll Restaurants of the Past Inc., opened its first restaurant. The restaurant is a 3,000 square foot leased location that can seat over 80 customers and easily accommodate over two dozen cars for parking. The restaurant is located on Hylan Boulevard in Staten Island, New York. This facility is open 7 days a week; Sunday to Thursday from 11:00 AM to 9:00 PM and on Friday and Saturday from 11:00AM to 11:00PM.

Management presently believes it has effectively outlived the "initial stages" of typical restaurant development and has become an "established" restaurant in the area. Management will, however, continue to review its marketing, facilities, and food to assist and expedite this upward developing trend. Management hopes to open at least two more restaurants in the next 18-24 months. In that respect the Company commenced researching possible additional locations. Management has already inspected several potential sites and is pursuing negotiations for one lease location.

Management believes its strength is several of its tried and true established menu food item favorites. They believe that customers find these favorites unique to Roast N Roll and available nowhere else. Roast N Roll has always maintained a higher quality of ingredients than its competitors and this yields a better tasting, fresher more healthful meal. The Company believes it is one of the earliest pioneers of upscale cooked to order fast food. It never has precooked items waiting on warmers to be purchased. This is a trend that has become popular with customers for over 10 years, and is a direct result of people demanding better tasting food and a consumer awareness of food born illness, brought about by precooked food "held" until sold.

The Company's current marketing efforts involve media print ads with discount coupons attached and some direct mail of special offers and discounts. Its prominent Hylan Boulevard location boasts neon lights, flags, banners, awning and signage.

Management also intends to develop opportunities in franchising. This type of business growth will be pursued when management believes that the current restaurant is suitable as a franchise business model. The Company has already developed and reduced all of the key elements to its restaurant concept to writing and currently has an operations and procedures manual and recipe books. Management believes it can offer a complete "Turn-key" package to potential franchisees in the next twenty-four months. The Company will require additional capital to implement its franchising concept. That capital is expected to be generated through private placements and there is no guarantee that the Company will be successful in that endeavor.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.                                                                         None

Item 2. Changes in Securities.                                                                     None

Item 3. Defaults Upon Senior Securities.                                                     None

Item 4. Submission of Matters to a Vote of Security Holders.                      None

Item 5. Other Information.                                                                         None

Item 6. Exhibits and Reports on Form 8-K.

The Registrant filed an Form 8-K on May 14, 2001 for a Change in Control of Registrant which was amended on June 18, 2001, and a Form 8-K on November 11, 2001 for a Change in Registrants Certifying Accountant which was amended on February 2, 2002. *

*Previously filed.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated June      , 2002

                                            Roast "N" Roll Restaurants of the Past, Inc.

   /s/ Nicholas Bruzzese, Sr.