Form 10QSB
period 2001-09-30
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-06-13
CIK 814981

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                           September 30, 2001

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

Yes X No

5,000,000
(Number of shares of common stock the registrant had
outstanding as of May 31, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position for the nine months then ended have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

See accompanying notes to financial statements.

Roast-n-Roll Restaurants of the Past, Inc.
(FKA Aquamotion, Inc.) and Subsidiary
Consolidated Statements of Operations
[Unaudited]

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2001

Revenues	$ 61,936	$ 173,992

Cost of Sales	19,102	59,721

Gross profit	42,834	114,271

Expenses
General and administrative	103,502	271,166
Depreciation and amortization	9,246	27,739

	112,748	298,905

Loss before income taxes	(69,914)	(184,634)

Benefit for income taxes	-	-

Net loss	$ (69,914)	$ (184,634)

Net loss per common share, basic and diluted
	$ (0.01)	$ (0.04)
Weighted average common shares outstanding,
basic and diluted	5,000,000	5,000,000

See accompanying notes to financial statements.

Roast-n-Roll Restaurants of the Past, Inc.
and Subsidiary (FKA Aquamotion, Inc.)
Consolidated Statements of Cash Flows
[Unaudited]

For the Nine
Months Ended
September 30, 2001
Cash flows from operating activities:
Net loss	$ (184,634)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	27,739
Changes in operating assets and liabilities:
Increase in other assets	(804)
Increase in accounts payable and
other accrued liabilities	91,437

Net cash used in
operating activities	(66,262)

Cash flows from investing activities:	-

Cash flows from financing activities:
Increase in cash overdraft	4,227
Proceeds from short-term debt	65,000
Payments on short-term debt	(5,000)

Net cash provided by
financing activities	64,227

Decrease in cash	(2,035)

Cash balance, beginning of period	2,035

Cash balance, end of period	$ -

See accompanying notes to financial statements.

Roast-N-Roll Restaurants of the Past, Inc.
(FKA Aquamotion, Inc.) and Subsidiary

Notes to the unaudited condensed and consolidated financial statements

  Summary of Significant Accounting Policies

  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

  Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at September 30, 2001, and for the period then ended the Company has incurred losses and net cash outflows from operating activities.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include profitable operations, external debt, the sale of franchises or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Registrant had $260,420 in working capital deficit at September 30, 2001 which is a result of the operating losses incurred by the Company. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors. There can be no assurance that the Company will be successful in raising additional funds.

Results of Operation.

During the quarter ended September 30, 2001, the registrant had net loss of $69,914. The registrant had net loss of $184,634 for the nine months ended September 30, 2001. The Company's net loss increase is substantially due to expenses related to the Company's effort to become publicly traded.

General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of $33,000 and $99,000 for the three and nine month periods ended September 30, 2001.

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

Dated June  ___________, 2002

                                            Roast "N" Roll Restaurants of the Past, Inc.

/s/ Nicholas Bruzzese, Sr.