Form 10KSB
period 2001-12-31
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-06-13
CIK 814981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                    0-27133

Roast "N" Roll Restaurants of the Past, Inc.
(Exact name of Registrant as specified in its charter)

                                 NEVADA                                                            88-0394012
                          (State or other jurisdiction of                                                            (IRS Employer
                                   incorporation or organization)                                                        Identification No.)

1700 Hylan Blvd.
Staten Island, New York 10305
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (718)351-4949

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended December 31, 2001: $244,853

As of June 10, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of June 10, 2002 the number of shares outstanding of the Registrant's Common Stock was 5,000,000.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or our management and oral statements), may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, market acceptance of our products and services, or a downturn in the economy. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Aquamotion, Inc. (the "Company") is a Nevada corporation formed on March 14, 1995. Prior to May 2001 the Company had been in the developmental stage and had no operating history other than organizational matters.

Effective May 1, 2001 the Company entered into a Plan and Agreement of Reorganization with the shareholders of Roast-N-Roll Restaurants of the Past, Inc., a privately held New York corporation ("Roast"). As a result of the transaction, Roast became a wholly owned subsidiary of the Company and the Company changed its name to Roast-N-Roll Restaurants of the Past, Inc. In connection with the acquisition, all previously outstanding shares of the Company were repurchased and canceled and the shareholders of Roast were issued an aggregate of five million shares of common stock. Additionally, previous management resigned and new management was appointed.

RESTAURANT HISTORY

Roast 'N' Roll Restaurants of the Past is based on a long-standing family developed concept. In mid-1970, the original Roll 'N' Roaster restaurant was launched in Brooklyn, New York. The founders were members of the LaMonica family and son-in-law, Nicholas Bruzzese Sr. This restaurant is still in operation today and has been in continuous operation for over 30 years.

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

RESTAURANT DEVELOPMENT

Management presently believes it has effectively outlived the "initial stages" of typical restaurant development and has become an "established" restaurant in the area. Management will, however, continue to review its marketing, facilities, and food to assist and expedite this upward developing trend. Management hopes to open at least two more restaurants in the next 18- 24 months. In that respect the Company commenced researching possible additional locations. Management has already inspected several potential sites and is pursuing negotiations for one lease location.

Management believes its strength is several of its tried and true established menu food item favorites. They believe that customers find these favorites unique to Roast N Roll and available nowhere else. Roast N Roll has always maintained a higher quality of ingredients than its competitors and this yields a better tasting, fresher more healthful meal. The Company believes it is one of the earliest pioneers of upscale cooked-to-order fast food. It never has precooked items waiting on warmers to be purchased. This is a trend that has become popular with customers for over 10 years, and is a direct result of people demanding better tasting food and a consumer awareness of food born illness, brought about by precooked, food "held" until sold.

The Company's current marketing efforts involve media print ads with discount coupons attached and some direct mail of special offers and discounts. Its prominent Hylan Boulevard location boasts neon lights, flags, banners, awning and signage.

FRANCHISE EXPANSION

Management intends to develop opportunities in Roast  N' Roll franchising. This type of business growth will be pursued when management believes that the current restaurant is suitable as a franchise business model. The Company has already developed and reduced all of the key elements to its restaurant concept to writing and currently has an operations and procedures manual and recipe books. Management believes it can offer a complete "Turn-key" package to potential franchisees in the next twelve months.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year 2001 a majority of the Company's shareholders consented to a name change to Roast-N-Roll Restaurants of the Past, Inc. This change was completed in May 2002.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past two years there has been no public market for the Company's common stock.

As of June 3, 2002, the Company had approximately 42 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

For the year ended December 31, 2001, the Company had a net stockholders' deficit $175,526, as compared to a net stockholders equity $61,735 at December 31, 2000. The Company has a working capital deficit of $323,137.

Liquidity and Capital Resources

The Registrant had a working capital deficit of $323,137 at December 31, 2001, compared to a working capital deficit of $102,721 for the prior year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

This report has been prepared under the assumption that the company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at December 31, 2001, and for the years ended December 31, 2001 and 2000, the Company has incurred losses and net cash outflows from operating activities.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include profitable operations, external debt, the sale of franchises or alternative methods such as mergers, or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

Results of Operations

Revenues. Revenues for the year ended December 31, 2001 increased by $52,653 or 27% increase from $192,200 to $244,853. This increase is attributable to increased daily retail sales.

Cost of Sales. Cost of sales also experienced an increase of $15,392 or 22% from $70,136 for the year 2000 to $85,528 in 2001. This resulted in a gross profit margin increase to 65% up 1% from a gross profit margin of 64% in the year 2000.

General and Administrative Expenses. General and administrative expenses show an increase of $90,682 or a 34% increase due largely in part to the accrued wages payable to two officers of the Company, these wages are payable only in common stock of the Company, but recorded as a liability for accounting purposes. Other general and administrative expenses saw a decrease $41,318 or 15%. This decrease was partially attributable to management fees incurred in 2000.

As a result of the foregoing, the Company's net operating loss increased to $237,261 for the year ended December 31, 2001, compared to a net loss of $183,752 for the same period last year. The increased net loss attributable to the items described above. The Company's net loss increase is substantially due to expenses related to the Company's effort to become publicly traded.

ITEM 7. FINANCIAL STATEMENTS

ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
(FKA AQUAMOTION, INC.) AND SUBSIDIARY
Consolidated Financial Statements
December 31, 2001
Index to Consolidated Financial Statements

Independent Auditors' Report                                                                                F-2

Consolidated Balance Sheet as of December 31, 2001                                          F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000                                                                                  F-4

Consolidated Statements of Stockholders' Deficit for the years ended
December 31, 2001 and 2000                                                                                    F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000                                                                                  F-6

Notes to the Consolidated Financial Statements                                                        F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Roast-N-Roll Restaurants of the Past, Inc.
(FKA Aquamotion, Inc.) and Subsidiary
Staten Island, New York

We have audited the accompanying consolidated balance sheet of Roast-N-Roll Restaurants of the Past, Inc. (FKA Aquamotion, Inc.) and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Roast-N-Roll Restaurants of the Past, Inc. (FKA Aquamotion, Inc.)and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, recurring losses and cash outflows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tanner + Co.
Salt Lake City, Utah
May 31, 2002

Consolidated Balance Sheet
December 31, 2001
Assets
Current assets:
Cash	$-
Inventory	4,080

Total current assets	4,080

Property and equipment, net	96.357

Other assets
Lease buy-out agreement, net	33,525
Deposit	17,729

Total assets	$151,691

Liabilities and Stockholders' Deficit
Current liabilities:
Checks written in excess of bank balance	$4,798
Accounts payable and accrued liabilities	13,494
Accrued officer salaries	132,000
Shareholder advance	16,925
Short-term note payable	160,000

Total current liabilities	327,217

Commitments	-

Stockholders' deficit:
Common stock, par value $0.0027 per share; 25,000,000 authorized, 5,000,000 shares issued and outstanding, respectively	13,500
Additional paid-in capital	630,248
Accumulated deficit	(819,274)

Total stockholders' deficit	(175,526)

Total liabilities and stockholders' deficit	$151,691

Consolidated Statements of Operations
Years Ended December 31,
	2001	2000

Revenues	$244,853	$192,200

Cost of sales	85,528	70,136

Gross profit	159,325	122,064

Expenses:
General and administrative	359,512	268,830
Depreciation and amortization	37,074	36,986

	396,586	305,816

Loss before income taxes	(237,261)	(183,752)

Benefit for income taxes	-	-

Net loss	$(237,261)	$(183,752)

Net loss per common share, basic and diluted	$(.05)	$(0.04)

Weighted average common shares outstanding, basic and diluted	5,000,000	5,000,000

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Shares	Amount

Balance, January 1, 2000	1,471,500	$147	$596,030	$(398,261)	$197,916

Common stock issued for services	17,500	2	34,998	-	35,000

Capital contributed by Shareholder	-	-	12,571	-	12,571

Restatement for recapitalization	3,511,000	13,351	(13,351)	-	-

Net loss	-	-	-	(183,752)	(183,752)

Balance, December 31, 2000	5,000,000	13,500	630,248	(582,013)	61,735

Acquisition of Aquamotion	5,000,000	13,500	(13,500)	-	-

Capital contributed by shareholder	-	-	140,000	-	140,000

Retirement of shares	(5,000,000)	(13,500)	(126,500)	-	(140,000)

Net loss	-	-	-	(237,261)	(237,261)

Balance, December 31, 2001	5,000,000	$13,500	$630,248	$(819,274)	$(175,526)

Consolidated Statements of Cash Flows
Years Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(237,261)	$(183,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,074	36,986
Common stock issued for services	-	35,000
Changes in operating assets and liabilities:
Increase in inventory	-	(3,206)
Increase in other assets	(804)	-
Increase in accounts payable and accrued liabilities	136,658	7,434

Net cash used in operating activities	(64,333)	(107,538)

Cash flows from investing activities-
Purchase of equipment	2,500	-

Cash flows from financing activities:
Increase (decrease) in cash overdraft	4,798	(2,998)
Proceeds from short-term debt	65,000	100,000
Payments on short-term debt	(5,000)	-
Cash contributed by shareholders	140,000	12,571
Retirement of common stock	(140,000)	-

Net cash provided by financing activities	64,798	109,573

(Decrease) increase in cash	(2,035)	2,035

Cash balance, beginning of year	2,035	-

Cash balance, end of year	$-	$2,035

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
1. Organization and Significant Accounting Policies

Organization

Aquamotion, Inc. (Aquamotion) was incorporated March 14, 1995 under the laws of the state of Nevada, and following an acquisition in May 2001 the Company changed its name to Roast-N-Roll Restaurants of the Past, Inc.

On May 1, 2001, pursuant to a Reorganization Agreement, all of the issued and outstanding shares of Roast-N-Roll Restaurants of the Past, Inc. (Roast-N-Roll) were acquired by Aquamotion and, accordingly, Roast-N-Roll became a wholly-owned subsidiary of Aquamotion. For accounting purposes the business combination is treated as a reverse merger or a recapitalization of Roast-N-Roll, with Roast-N-Roll being treated as the accounting acquirer.

Roast-N-Roll was incorporated in the State of New York on January 23, 1997 to engage in any lawful activity under the laws of New York and operates a restaurant in Staten Island, New York.

The financial statements presented herein reflect the operations of Roast-N-Roll from January 1, 2000 to December 31, 2001 and the operations of Aquamotion from May 1, 2001 to December  31, 2001. The operations of Aquamotion prior to May 1, 2001 (date of reverse merger) have not been included in these financial statements due to the immaterial nature of the operations. All intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
Inventories Inventories are stated at the lower of cost or market, cost is determined using the FIFO method.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation using the straight-line method over the useful lives of the equipment and the term of the lease.

Revenue Recognition Revenue is recognized upon the sale of products.
1. Organization and Significant Accounting Policies Continued

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

Loss Per Share

The computation of basic loss per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted loss per share calculation when their effect would be antidilutive.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There are no material differences between the fair value of the financial instruments and the recorded book value as of December 31,2001.

1. Organization and Significant Accounting Policies Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2. Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at December 31, 2001, and for the years ended December 31, 2001 and 2000, the Company has incurred losses and net cash outflows from operating activities.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include profitable operations, external debt, the sale of franchises or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

3. Property and Equipment	Property and equipment consist of the following: Restaurant equipment $ 37,395 Leasehold improvements 141,209 178,604 Less: accumulated depreciation (82,247) $ 96,357
Depreciation expense for the years ended December 31, 2001 and 2000 was $19,195 and $19,106, respectively.
4. Lease Buy-Out Agreement

The Company purchased a lease agreement in 1997 for $116,964 that allowed the Company to lease restaurant property for the remaining term of the existing lease which expires November 2003. The Company is amortizing the amount over the remaining life of the original lease. Annual amortization expense for the years ended December 31, 2001 and 2000 was $17,879 and $17,880 respectively.

Lease buy-out agreement consists of the following: Lease buy-out agreement $ 116,964 Less: accumulated amortization (83,439) $ 33,525
4. Lease Buy-Out Agreement Continued

In addition, the Company has extended its lease through 2013. Future minimum lease payments under the lease are as follows:

Year Ending December 31:

2002                                       $ 53,200

2003                                        55,800

2004                                        59,700

2005                                        63,900

2006                                        68,400

Thereafter                             633,000

Total minimum lease payments                $ 934,000

5. Note Payable

During 2001 and 2000 the Company received payments of $65,000 and $100,000, respectively for the sale of 43,333 shares and 67,500 shares of stock, respectively. The shares are to be issued after the Company's merger transaction. During 2001 $5,000 was refunded to one of the individuals which represented 3,500 shares. As of December 31, 2001 no shares have been issued and therefore $160,000 is recorded as a short-term liability at December 31, 2001. No interest is being accrued, due to the short-term nature of the debt.

6. Related Party	During the year ended December 31, 2001 the Company recorded an advance from a shareholder in the amount of $16,925 for deposits paid by the shareholder on behalf of the Company.

During the year ended December 31, 2001 salaries were accrued to two of the officers of the Company in an aggregate amount of $132,000. The salaries can only be paid through issuance of stock at $0.25 per share.

7. Income Taxes

The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                      Year Ended
                                         December 31,
                                         2001         2000

Income tax benefit at statutory rate $ 76,000 $   55,000

Other                                                      (2,000)       7,000

Change in valuation allowance          (74,000)   (62,000)

                                                            $      -         $     -

Deferred tax assets are comprised of the following:

                                                                    December 31,
                                                                   2001          2000

Net operating loss                           $ 190,000   $ 168,000

Depreciation and amortization            19,000          7,000

Compensation expense                       40,000              -

                                                             249,000       175,000

Less valuation allowance                 (249,000)   (175,000)

                                                         $           -        $        -

At December 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $635,000, which begins to expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes it is more likely than not that the deferred tax asset will not be realized. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

8. Supplemental Cash Flow Information

During the year ended December 31, 2001 the Company recorded a deposit made by a shareholder on the Company's behalf. The Company recorded a payable to the shareholder of $16,925.

Cash paid for interest and income taxes are as follows:

                                                Years Ended
                                                 December 31,
                                                 2001          2000

Interest                                                  $     -          $    -

Income taxes                                        $    -           $     -

9. Commitments

The Company has agreed to issue 100,000 shares of its stock, after it is publicly trading, to the former Treasurer of the Company. No expense or liability has been recorded as the amount is not yet determinable.

10. Subsequent Event	On May 7, 2002, the Company filed an amendment to their Articles of Incorporation with the state of Nevada to change their name to Roast-N-Roll Restaurants of the Past, Inc.
11. Recent Accounting Pronounce- ments

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issue. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

11. Recent Accounting Pronounce- ments Continued

The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applied to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported in its filing, and amended filings on Form 8K, effective August 8, 2001 the Company terminated HJ & Associates and on August 20, 2001 selected Tanner & Company to serve as its independent accountants. The Company has placed no reliance on any reports issued by HJ and is relying upon reports issued by Tanner & Company for all financial statements issued.

In connection, with the audit of the previous fiscal year ended December 31, 2000, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

The accountants' report on the financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                       Age                          Director
Name                           (2002)                        Since                Position with the Company

Nicholas Bruzzese, Sr       69                          2000                  President and Director
542 Barclay Avenue
Staten Island, NY 10316

Terrence Buttler                47                          2000                   Secretary and Director
P.O. Box 940727
Rockaway Park, NY 11694

Nicholas Bruzzese, Sr. Mr. Bruzzese along with his wife Annette were among the founders and earliest investors in the original Brooklyn, New York restaurant, Roll N' Roster. Prior to that Mr. Bruzzese had over 20 years experience managing the overall and day-to-day operations of six retail clothing stores in Brooklyn, New York under the name Ripley & Barneys. He served in the United States Marine Corps from 1952 to 1955.

Terrence Buttler Mr. Buttler owned ABC Consulting Inc. which is a Queens, New York based financial consulting services business, was CEO and President of Kellys Coffee Group, Inc. a Colorado corporation, that is a franchiser of retail coffee stores, he has also been a registered broker-dealer holding Series 7, 24, 62, and 63 licenses.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During 2001, salaries were accrued to the officers of the company, Nick Bruzzese and Terry Buttler, in an aggregate amount of $132,000. The salaries may only be paid through issuance of stock at $.25 per share.

Employment Agreements and Other Compensation Arrangements

There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

There is currently no compensation paid to non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                        Amount and Nature
Name and Address          Of Beneficial                             Percent of
of Beneficial Owner               Ownership                              Class

Nicholas Bruzzese, Sr.           3,300,000                             66%
542 Barclay Avenue
Staten Island, NY 10316

Item 12. Certain Relationships and Related Transactions

During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 13. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit

No. Description

(B)

The Registrant filed an Form 8-K on May 14, 2001 for a Change in Control of Registrant which was amended on June 18, 2001, and a Form 8-K on November 11, 2001 for a Change in Registrants Certifying Accountant which was amended on February 2, 2002. *

*Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned.

Dated June10, 2002.

Roast N Roll Restaurants of the Past, Inc.

By: /s/ Nicholas Bruzzese
Nicholas Bruzzese

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                  DATE

/s/ Nicholas Bruzzese, Sr.        President and Director               June 10, 2002