Form 10QSB
period 2002-03-31
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-11-21
CIK 814981

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 0-271133

ROAST "N" ROLL RESTAURANTS OF THE PAST, INC.
(Exact name of registrant as specified in its charter)

NEVADA                                               88-0394012
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                        Identification No.)

1700 Hylan Blvd.
Statten Island, New York 10305
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
outstanding as of November 14, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and the results of their consolidated operations and changes in their financial position from December 31, 2001 through March 31, 2002 have been made. The results of their consolidated operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Balance Sheet
March 31, 2002
[Unaudited]

Assets

Current assets - Inventory	$ 4,080

Property and equipment, net	99,751

Other assets
Lease buy-out agreement, net	29,056
Deposit	17,729

Total Assets	$ 150,616

Liabilities and Stockholders' Deficit

Current liabilities:
Checks written in excess of bank balance	$ 9,110
Accounts payable and accrued liabilities	6,383
Related party payable	16,925
Accrued officers salaries	165,000
Short-term note payable	210,000

Total current liabilities	407,418

Commitments	-

Stockholders' deficit:
Common stock, par value $0.0027 per share;
25,000,000 authorized, 5,000,000 shares
issued and outstanding	13,500
Additional paid-in capital	630,248
Accumulated deficit	(900,550)

Total stockholders' deficit	(256,802)

Total liabilities and stockholders' deficit	$ 150,616

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Statements of Operations
[Unaudited]

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001

Revenues	$ 57,770	$ 43,317

Cost of Sales	22,739	20,294

Gross profit	35,031	23,023

Expenses
General and administrative	106,972	81,360
Depreciation and amortization	9,335	9,247

	116,307	90,607

Loss before income taxes	(81,276)	(67,584)

Benefit for income taxes	-	-

Net loss	$ (81,276)	$ (67,584)

Net loss per common share, basic and diluted
	$ (0.02)	$ (0.01)
Weighted average common shares outstanding,
basic and diluted	5,000,000	5,000,000

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Statements of Cash Flows
[Unaudited]

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$ (81,276)	(67,584)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	9,335	9,247
Changes in operating assets and liabilities:
Increase in checks written in excess of
bank balance	4,312	4,690
Decrease in accounts payable and
other accrued liabilities	(7,111)	(6,388)
Increase in accrued officer salaries	33,000	33,000

Net cash used in
operating activities	(41,740)	(27,035)

Cash flows from investing activities:
Purchase of equipment	(8,260)	-

Cash flows from financing activities:
Proceeds from short-term debt	50,000	25,000

Decrease in cash	-	(2,035)

Cash balance, beginning of period	-	2,035

Cash balance, end of period	$ -	$ -

Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary

Notes to the unaudited condensed and consolidated financial statements

  Summary of Significant Accounting Policies

  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

  Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders deficit at March 31, 2002, and for the period then ended, the Company has incurred losses and net cash outflows from operating activities.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Companys continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include profitable operations, external debt, the sale of franchises or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Registrant had $403,338 in working capital deficit at March 31, 2002,which is a result of operating losses incurred by the Company. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors. There can be no assurance that the Company will be successful in raising additional funds.

Results of Operation.

During the quarter ended March 31, 2002, the registrant had a net loss of $81,276, compared to a net loss of $67,584 for the same period last year. The Companys net loss increase is substantially due to expenses related to the Companys efforts to become publicly traded.

General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of $33,000 for the three months ended March 31, 2002.

Plan of Operations.

Effective May 1, 2001 the Company entered into a Plan and Agreement of Reorganization with the shareholders of Roast-N-Roll Restaurants of the Past, Inc., a privately-held New York corporation ("Roast"). As a result of the transaction, Roast became a wholly-owned subsidiary of the Company and the Company changed its name to Roast "N" Roll Restaurants of the Past, Inc. In connection with the acquisition, all previously outstanding shares of the Company were repurchased and canceled and the shareholders of Roast were issued an aggregate of five million shares of common stock. Additionally, previous management resigned and new management was appointed.

Roast 'N' Roll Restaurants of the Past is based on a long-standing family developed concept. In mid-1970, the original Roll 'N' Roaster restaurant was launched in Brooklyn, New York. The founders were Peter & Sally LaMonica, their son Nick LaMonica, daughter Annette LaMonica and her husband, Nicholas Bruzzese Sr. This restaurant is still in operation today and has been in continuous operation for over 30 years.

This facility has become a Brooklyn landmark. The restaurant developed the recipes and signature items that are being used in the Companys new Staten Island, New York restaurant. These signature items include daily fresh baked (on premise) rolls/buns, hand prepared charcoal grilled chicken breast, and stylized "cottage fries" potatoes. Especially noteworthy are the oven roasted butcher shop quality beef and turkey used in sandwiches and complementing "home made" gravies and marinades. Between 1984 and 1987, Nick J LaMonica purchased the restaurant from his parents, his sister, and her husband Nicholas Bruzzese, Sr. At present, Mr. Nick LaMonica is the sole owner of the Brooklyn restaurant and has no affiliation with the Company or its operating subsidiary.

In November 1997, Roast 'N' Roll Restaurants of the Past Inc., opened its first restaurant. The restaurant is a 3,000 square feet leased location that can seat over 80 customers and easily accommodate over two dozen cars for parking. The restaurant is located on Hylan Boulevard in Staten Island, New York. This facility is open 7 days a week; Sunday to Thursday 11:00 AM to 9:00 PM and on Friday and Saturday from 11:00AM to 11:00PM. In 2001 this location completed construction of a state of the art two-station drive through.

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

The Company's current marketing efforts involve media print ads with discount coupons attached and some direct mail of special offers and discounts. Its prominent Hylan Boulevard location boasts neon advertising lights, flags, banners, awning and signage.

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

ITEM 3. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. The Companys principle executive officer and its principle financial officer, based on their evaluation of the Companys disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Companys disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

  Changes in internal controls. There were no significant changes in the Companys internal controls or in other factors that could significantly affect the Companys internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits. The following exhibits are filed with this report.

    Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

    Written Statement of Principle Accounting Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated November 14, 2002

Roast "N" Roll Restaurants of the Past, Inc.

/s/ Nicholas Bruzzese, Sr.

Certification of Chief Executive Officer

I, Nick Bruzesse, Sr., certify that:

      I have reviewed this quarterly report on Form 10-QSB of Roast N Roll Restaurants of the Past, Inc.;

      Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
        Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

      The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/________________________________________

Nick Bruzesse, Sr.

Chief Executive Officer

Certification of Principle Accounting Officer

I, Nick Bruzesse, Jr., certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Roast N Roll Restaurants of the Past, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/________________________________________

Nick Bruzesse, Jr.

Secretary/Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending March 31, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Sr. Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities                                                       Exchange Act of 1934; and
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  November 11, 2002

    /s/___________________________________
   Nick Bruzesse, Sr.
   Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

  PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending March 31, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Jr. Secretary/Treasurer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities                                                       Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  November 11, 2002

    /s/___________________________________
   Nick Bruzesse, Jr.
   Secretary/Treasurer