Form 10QSB
period 2002-06-30
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-11-21
CIK 814981

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and the results of their consolidated operations and changes in their financial position from December 31, 2001 through June 30, 2002 have been made. The results of their consolidated operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2002
[Unaudited]

Assets

Current assets - Inventory	$ 4,080

Property and equipment, net	94,591

Other assets
Lease buy-out agreement, net	24,586
Deposit	17,729

Total Assets	$ 140,986

Liabilities and Stockholders' Deficit

Current liabilities:
Checks written in excess of bank balance	$ 4,004
Accounts payable and accrued liabilities	7,656
Related party payable	16,925
Accrued officers salaries	198,000
Short-term note payable	240,000

Total current liabilities	466,585

Commitments	-

Stockholders' deficit:
Common stock, par value $0.0027 per share;
25,000,000 authorized, 5,000,000 shares
issued and outstanding	13,500
Additional paid-in capital	630,248
Accumulated deficit	(969,347)

Total stockholders' deficit	(325,599)

Total liabilities and stockholders' deficit	$ 140,986

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Statements of Operations
[Unaudited]

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues	$ 68,215	$ 68,739	$ 125,985	$ 112,056

Cost of Sales	20,833	20,325	43,572	40,619

Gross profit	47,382	48,414	82,413	71,437

Expenses
General and administrative	106,549	86,303	213,521	167,664
Depreciation and amortization	9,630	9,246	18,965	18,493

	116,179	95,549	232,486	186,157

Loss before income taxes	(68,797)	(47,135)	(150,073)	(114,720)

Benefit for income taxes	-	-	-	-

Net loss	$ (68,797)	$ (47,135)	$ (150,073)	$ (114,720)

Net loss per common share, basic and diluted
	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Weighted average common shares outstanding,
basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Statements of Cash Flows
[Unaudited]

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$ (150,073)	(114,720)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	18,965	18,493
Changes in operating assets and liabilities:
Increase in other assets	-	(600)
(Decrease)/Increase in checks written
in excess of bank balance	(794)	2,695
(Decrease)/Increase in accounts payable
and accrued liabilities	(5,838)	1,097
Increase in accrued officer salaries	66,000	66,000

Net cash used in
operating activities	(71,740)	(27,035)

Cash flows from investing activities:
Purchase of equipment	(8,260)	-

Cash flows from financing activities:
Proceeds from short-term debt	80,000	25,000

Decrease in cash	-	(2,035)

Cash balance, beginning of period	-	2,035

Cash balance, end of period	$ -	$ -

Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary

Notes to the unaudited condensed and consolidated financial statements

  Summary of Significant Accounting Policies

  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

  Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at June 30, 2002, and for the periods then ended, the Company has incurred losses and net cash outflows from operating activities.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Registrant had $462,505 in working capital deficit at June 30, 2002, which is a result of the operating losses incurred by the Company. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors. There can be no assurance that the Company will be successful in raising additional funds.

Results of Operation.

During the quarter ended June 30, 2002, the registrant had a net loss of $68,797, compared to a net loss of $47,135 for the same period last year. The registrant had a net loss of $150,073 for the six months ended June 30, 2002, compared to $114,720 for the same period last year. The Company's net loss increase is substantially due to expenses related to the Company's effort to become publicly traded.

General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of $33,000 and $66,000 for the three and six month periods ended June 30, 2002.

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

This facility has become a Brooklyn landmark. The restaurant developed the recipes and signature items that are being used in the Company's new Staten Island, New York restaurant. These signature items include daily fresh baked (on premise) rolls/buns, hand prepared charcoal grilled chicken breast, and stylized "cottage fries" potatoes. Especially noteworthy are the oven roasted butcher shop quality beef and turkey used in sandwiches and complementing "home made" gravies and marinades. Between 1984 and 1987, Nick J LaMonica purchased the restaurant from his parents, his sister, and her husband Nicholas Bruzzese, Sr. At present, Mr. Nick LaMonica is the sole owner of the Brooklyn restaurant and has no affiliation with the Company or its operating subsidiary.

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

ITEM 3. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. The Company's principle executive officer and its principle financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

        Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/________________________________________

Nick Bruzesse, Jr.

Secretary/Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Sr. Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
   Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

  PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Jr. Secretary/Treasurer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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