Form 10QSB
period 2002-09-30
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2002-11-21
CIK 814981

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and the results of their consolidated operations and changes in its financial position from December 31, 2001 through September 30, 2002 have been made. The results of their consolidated operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2002
[Unaudited]

Assets

Current assets Inventory	$ 4,080

Property and equipment, net	89,431

Other assets
Lease buy-out agreement, net	20,116
Deposit	17,729

Total Assets	$ 131,356

Liabilities and Stockholders' Deficit

Current liabilities:
Checks written in excess of bank balance	$ 4,046
Accounts payable and accrued liabilities	12,654
Related party payable	16,925
Accrued officers salaries	231,000
Short-term note payable	247,400

Total current liabilities	512,025

Commitments	-

Stockholders' deficit:
Common stock, par value $0.0027 per share;
25,000,000 authorized, 5,000,000 shares
issued and outstanding	13,500
Additional paid-in capital	630,248
Accumulated deficit	(1,024,417)

Total stockholders' deficit	(380,669)

Total liabilities and stockholders' deficit	$ 131,356

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary

Consolidated Statements of Operations

[Unaudited]

For the Three

For the Three

For the Nine

For the Nine

Months Ended

Months Ended

Months Ended

Months Ended

09/30/02

09/30/01

09/30/02

09/30/01

Revenues

$ 59,864

$ 61,936

$ 185,849

$ 173,992

Cost of Sales

25,460

19,102

69,032

59,721

Gross profit

34,404

42,834

116,817

114,271

Expenses

General and administrative

79,844

103,502

293,365

271,166

Depreciation and amortization

9,630

9,246

28,595

27,739

89,474

112,748

321,960

298,905

Loss before income taxes

(55,070)

(69,914)

(205,143)

(184,634)

Benefit for income taxes

-

-

-

-

Net loss

$ (55,070)

$ (69,914)

$ (205,143)

$ (184,634)

Net loss per common share, basic and diluted

$ (0.01)

$ (0.01)

$ (0.04)

$ (0.04)

Weighted average common shares outstanding,

basic and diluted

5,000,000

5,000,000

5,000,000

5,000,000

Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary

Consolidated Statements of Cash Flows

[Unaudited]

For the Nine

For the Nine

Months Ended

Months Ended

September 30, 2002

September 30, 2001

Cash flows from operating activities:

Net loss

$ (205,143)

(184,634)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization

28,595

27,739

Changes in operating assets and liabilities:

Increase in other assets

-

(804)

(Decrease)/Increase in checks written

in excess of bank balance

(752)

4,227

(Decrease)/Increase in accounts payable

and accrued liabilities

(840)

(7,563)

Increase in accrued officer salaries

99,000

99,000

Net cash used in

operating activities

(79,140)

(62,035)

Cash flows from investing activities:

Purchase of equipment

(8,260)

-

Cash flows from financing activities:

Proceeds from short-term debt

87,400

65,000

Payments on short-term debt

-

(5,000)

Net cash provided by

financing activities

87,400

60,000

Decrease in cash

-

(2,035)

Cash balance, beginning of period

-

2,035

Cash balance, end of period

$ -

$ -

Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary

Notes to the unaudited condensed and consolidated financial statements

  Summary of Significant Accounting Policies

  The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements.  The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

  Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at September 30, 2002, and for the periods then ended, the Company has incurred losses and net cash outflows from operating activities.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

The Registrant had $507,945 in working capital deficit at September 30, 2002 which is a result of the operating losses incurred by the Company.  The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.  There can be no assurance that the Company will be successful in raising additional funds.

Results of Operation.

 During the quarter ended September 30, 2002, the registrant had a net loss of $55,070, compared to a net loss of $69,914 for the same period last year. The registrant had a net loss of $205,143 for the nine months ended September 30, 2002, compared to $184,634 for the same period last year.

The Company's net loss increase is substantially due to expenses related to the Company's efforts to become publicly traded.

General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of  $33,000 and $99,000 for the three and nine months ended September 30, 2002.

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

   Secretary/Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Sr. Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
   Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

  PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Jr. Secretary/Treasurer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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