Form 10KSB
period 2002-12-31
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2003-04-23
CIK 814981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                            0-27133

Roast "N" Roll Restaurants of the Past, Inc.
(Exact name of Registrant as specified in its charter)

                           Nevada                                                  88-0394012
                          ( State or other jurisdiction of                                                            (IRS Employer
                            incorporation or organization)                                                         Identification No.)

1700 Hylan Blvd.
Staten Island, New York 10305
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (718)351-4949

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended December 31, 2002: $244,031

As of April 2, 2003, it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of April 2, 2003 the number of shares outstanding of the Registrant's Common Stock was 5,000,000.

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

Effective May 1, 2001 the Company entered into a Plan and Agreement of Reorganization with the shareholders of Roast-N-Roll Restaurants of the Past, Inc., a privately held New York corporation ("Roast"). As a result of the transaction, Roast became a wholly owned subsidiary of the Company and the Company changed its name to Roast-N-Roll Restaurants of the Past, Inc. In connection with the acquisition, all previously outstanding shares of the Company were repurchased and canceled and the shareholders of Roast were issued an aggregate of five million shares of restricted common stock. Additionally, previous management resigned and new management was appointed. Roast-N-Roll Restaurants of the Past, Inc., formerly, then the rest of the sentence reads: Aquamotion, Inc. (the Company) is a Nevada corporation formed on March 14, 1995.

RESTAURANT CONCEPT

Roast 'N' Roll Restaurants of the Past is based on a long-standing family developed concept. In mid-1970, the original Roll 'N' Roaster restaurant was launched in Brooklyn, New York. The founders were members of the LaMonica family and son-in-law, Nicholas Bruzzese Sr. This restaurant is still in operation today and has been in continuous operation for over 30 years.

This facility has become a Brooklyn landmark. The restaurant developed the recipes and signature items that are being used in the Company's only restaurant located in Staten Island, New York. These signature items include daily fresh baked (on premise) rolls and buns, hand prepared charcoal grilled chicken breast, stylized "cottage fries" potatoes. Especially noteworthy is the oven roasted butcher shop quality beef and turkey used in sandwiches and complementing "home made" gravies and marinades. Between 1984 and 1987, Nick J. LaMonica purchased the restaurant from his parents, his sister, and her husband Nicholas Bruzzese, Sr. At present, Mr. Nick J. LaMonica is the sole owner of the Brooklyn restaurant and has no affiliation with the Company or its operating subsidiary.

RESTAURANT HISTORY

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

Management believes its retail strength is found in its established menu food items. They believe that customers find these menu items unique to Roast N Roll and available nowhere else. Roast N Roll has always maintained a higher quality of ingredients than its competitors and this yields a better tasting, fresher more healthful meal. The Company believes it is one of the earliest pioneers of upscale cooked-to-order fast food. It never has precooked items waiting on warmers to be purchased. This is a trend that has become popular with customers for over 10 years, and is a direct result of people demanding better tasting food and a consumer awareness of food born illness, brought about by precooked, food "held" until sold.

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

FRANCHISE EXPANSION

Management intends to develop opportunities in Roast 'N' Roll franchising. This type of business growth will be pursued when management believes that the current restaurant is suitable as a franchise business model. The Company is in the process of documenting all of the key elements to its restaurant concept to writing and currently has an operations and procedures manual and recipe books. Management believes it can offer a complete "Turn-key" package to potential franchisees in the next twelve months. This will be dependent upon obtaining additional capital in order to develop the franchise concept. There is no assurance the Company will be successful in finding additional capital

RISK FACTORS

This report contains forward-looking statements, which may be affected by risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this report.

The audited financial statements that accompany this report have been prepared on the assumption that the Company will continue as a going concern. If the Company fails to continue in business, you could lose your investment in the Company.

The financial statements of the Company that are included in this report have been prepared on the assumption that the Company will continue as a going concern. The Company's deficit in working capital, stockholders deficit and recurring net losses raise substantial doubt about its ability to continue as a going concern. If the Company is not successful in generating additional sales, reducing expenses, or obtaining additional financing, it may be required to scale back or discontinue operations, in which case its investors could lose all or substantially all of their investment.

The Company faces intense competition from larger and better-established companies that may prevent it from becoming profitable.

The restaurant industry is intensely competitive and highly fragmented. The Company may experience competition from many different restaurants. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, the Company's competitors may be able to limit or curtail its ability to compete successfully. These competitive pressures could materially adversely affect the Company's business, financial condition, and results of operations.

If the Company is to continue to be competitive, it will need to retain key personnel.

The Company's future success depends significantly on the continued service of senior management. The familiarity of these individuals with the industry makes them especially critical to the company's success. The loss of the services of one or more of the Company's key employees could have a material adverse effect on its business. The Company's future success also depends on its ability to attract and retain highly qualified sales, customer service, and management personnel. Competition for these personnel is intense, and the Company cannot guarantee that it will be able to attract or retain a sufficient number of highly qualified employees in the future. The lack of qualified management personnel could limit the Company's ability to grow the business and may limit its ability to effectively compete in certain markets.

If the Company is not successful in effectively obtaining and managing growth, the cost of doing business may increase or could result in inefficiencies that would reduce cash available for growth and prevent the Company from becoming profitable.

To properly execute its business plan, the Company must grow significantly. This growth will place a significant strain on personnel, management systems, and resources. The Company expects that the number of employees, including management-level employees, will continue to increase for the foreseeable future, and that it may need additional restaurant space. Failure to manage growth effectively will material adversely affect the company's business, results of operations, and financial condition.

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

At the present time the facilities is adequate for the Company's operations.

At the present time the facilities is adequate for the Company's operations.

Change facilities to facility.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past two years there has been no public market for the Company's common stock.

As of April 2, 2003, the Company had approximately 42 shareholders of record.

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

Financial Condition

For the year ended December 31, 2002, the Company had a net stockholders' deficit $455,989, as compared to a net stockholders deficit of $175,526 at December 31, 2001. The Company has a working capital deficit of $574,383.

Liquidity and Capital Resources

The Registrant had a working capital deficit of $574,383 at December 31, 2002, compared to a working capital deficit of $323,137 for the prior year. This increase of working capital deficit has been due to insufficient sales attributable to the downturn in economic conditions, but largely in part to the accruing of officers salaries, which have had annual accrued amounts of $132,000 for each of the years ended December 31, 2002 and 2001. The Company intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

As of December 31, 2002, the Company has received $235,000 as payments from individuals to whom the Company has agreed to issue shares of the Company's common stock and/or issue options to purchase shares of the Company's common stock. These shares or options are not to be issued or exercised until the stock is actively trading at which time the number of shares or options will be determined. Since no shares or options related to these payments have been issued or exercised, they have been recorded as advances payable in the amounts of $235,000 and $160,000 at December 31, 2002 and 2001, respectively.

This report has been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at December 31, 2002, and for the years ended December 31, 2002 and 2001, the Company has incurred losses and net cash outflows from operating activities.

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

Results of Operations

Revenues. Revenues for the year ended December 31, 2002 decreased by $822 from $244,853 to $244,031. This decrease is attributable to a slight fluctuation in daily retail sales.

Cost of Sales. Cost of sales experienced an increase of $10,472 or 12% from $85,528 for the year 2001 to $96,000 in 2002 This resulted in a gross profit margin decrease to 61% down 4% from a gross profit margin of 65% in the year 2001. The increase in cost of sales is due largely in part to higher costs of food and supplies.

General and Administrative Expenses. General and administrative expenses show an increase of $29,849 or a 8% increase due largely in part to an increase in officers salaries and consulting fees. $132,000 of the officers salaries are accrued wages payable only in common stock of the Company, but recorded as an expense and liability for accounting purposes.

As a result of the foregoing, the Company's net operating loss increased to $280,463 for the year ended December 31, 2002, compared to a net loss of $237,261 for the same period last year. The increased net loss attributable to the items described above. The Company has been unable to generate sufficient sales and gross profit to offset the general operating expenses prior to the Company's cost related to becoming publicly traded which costs totaled approximately $18,000 and $29,000 for the years ended December 31, 2002 and 2001, respectively.

ITEM 7. FINANCIAL STATEMENTS

ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
AND SUBSIDIARY (FKA AQUAMOTION, INC.)
Consolidated Financial Statements
December 31, 2002 and 2001
Index to Consolidated Financial Statements

Independent Auditors' Report F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 F-3

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2002 and 2001 F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 F-6

Notes to the Consolidated Financial Statements F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Roast-N-Roll Restaurants of the Past, Inc. and
Subsidiary (FKA Aquamotion, Inc.)
Staten Island, New York

We have audited the accompanying consolidated balance sheet of Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary (FKA Aquamotion, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary (FKA Aquamotion, Inc.) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, recurring losses and cash outflows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 18, 2003

Consolidated Balance Sheet
December 31

Consolidated Statements of Operations
Years Ended December 31,

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows
Years Ended December 31,

1. Organization and Significant Accounting Policies

Organization

Roast-N-Roll Restaurants of the Past, Inc. (the Company) was incorporated in the State of New York on January 23, 1997 to engage in any lawful activity under the laws of New York. The Company is currently operating a restaurant in Staten Island, New York.

On May 1, 2001, pursuant to a Reorganization Agreement, all of the issued and outstanding shares of the Company were acquired by Aquamotion, Inc. (a Nevada corporation) and, accordingly, the Company became a wholly-owned subsidiary of Aquamotion, Inc. Aquamotion, Inc. changed its name to Roast-N-Roll Restaurants of the Past, Inc.

Cash Equivalents The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There are no material differences between the fair value of the financial instruments and the recorded book values as of December 31, 2002.

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

Reclassifications Certain amounts in the 2001 financial statements have been reclassified to conform with the presentation of the current year financial statements.
2. Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2002 and 2001, the Company has negative working capital, and has incurred losses and net cash outflows from operating activities.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include profitable operations, external debt, the sale of franchises or alternative methods such as mergers or sales transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

3. Property and Equipment

Property and equipment consist of the following:

December 31,
2002               2001

Restaurant equipment       $  46,467 $  37,395

Leasehold improvements   141,209   141,209

187,676   178,604

Less: accumulated depreciation and  amortization   (103,386)   (82,247)

$ 84,290   $ 96,357

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $21,139 and $19,195, respectively.
4. Lease Buy-Out Agreement

The Company purchased a lease agreement in 1997 for $116,964 that allowed the Company to lease restaurant property for the remaining term of the existing lease, which expires November 2003. The Company is amortizing the amount over the remaining life of the original lease. Annual amortization expense for the years ended December 31, 2002 and 2001 was $17,994 and $17,879 respectively.

Lease buy-out agreement consists of the following: December 31, 2002 2001 Lease buy-out agreement $ 116,964 $ 116,964 Less: accumulated amortization (101,433) (83,439) $ 15,531 $ 33,525
4. Lease Buy-Out Agreement Continued

In addition, the Company has extended its lease through 2013. Future minimum lease payments under the lease are as follows:

Year Ending December 31:

2003        $ 55,800

2004         59,700

2005         63,900

2006         68,400

2007        73,200

Thereafter       560,500

Total minimum lease payments $ 881,500

5. Advances Received for Stock Issuances

The Company has received payments from individuals to whom the Company has agreed to issue shares of the Company's common stock and/or issue options to purchase shares of the Company's common stock. The shares and options are not to be issued until the Company's common stock is actively trading and the number of shares and options are to be determined at that time. As of December 31, 2002 no shares or options related to these advances have been issued and therefore $235,000 and $160,000 is recorded as advances at December 31, 2002 and 2001, respectively.

6. Related Party

As of December 31, 2002 and 2001 the Company has recorded advances from shareholders in the amount of $65,062 and $16,925 for cash advances and deposits paid by the shareholders on behalf of the Company. No interest is accrued on the payables and there are no specific terms for repayment.

During the years ended December 31, 2002 and 2001 salaries were accrued to the officers of the Company in an aggregate amount of $132,000 for each year. The salaries can only be paid through issuance of stock at $0.25 per share. As of December 31, 2002 and 2001 the Company has recorded accrued officers salaries in the amount of a $264,000 and $132,000, respectively.

7. Income Taxes

The income tax benefit differs from the amount computed at federal statutory rates as follows:

Year Ended
December 31,
                                                               2002             2001

Income tax benefit at statutory rate               $  82,000 $ 74,000

Change in valuation allowance                      (82,000)   (74,000)

                                                                          $ -             $  -

Deferred tax assets are comprised of the following:

December 31,
2002         2001

Net operating loss                                     $ 227,000 $ 190,000

Depreciation and amortization                      24,000       19,000

Compensation expense                                  80,000      40,000

                                                                         331,000    249,000

Less valuation allowance                             (331,000)(249,000)

                                                                       $ -          $  -

At December 31, 2002, the Company has a net operating loss carryforward available to offset future taxable income of approximately $758,000, which begins to expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards, which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes it is more likely than not that the deferred tax asset will not be realized. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

8. Supplemental Cash Flow Information	Cash paid for interest and income taxes are as follows: Years Ended December 31, 2002 2001 Interest $ - $ - Income taxes $ - $ -
9. Commitments

The Company has agreed to issue 100,000 shares of its common stock after the common stock is publicly trading to the former treasurer of the Company. No expense or liability has been recorded as the amount is not determinable.

The Company has also agreed to issue an aggregate of _______ shares of stock and options to purchase ________ shares of its common stock for cash received. The stock and options are to be issued after the common stock is publicly trading (see Note 5).

10. Recent Accounting Pronouncements

The FASB recently issued FASB Statements No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It apples to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long-lived assets.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 'Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a material impact on the Company's financial position or future operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers.

Directors and Executive Officers
                                         Age            Director
Name                              (2003)          Since                          Position with the Company

Nicholas Bruzzese, Sr           70             2000                         President and Director
542 Barclay Avenue
Staten Island, NY 10316

Nicholas Bruzzese, Jr.        38               2002                          Secretary and Treasurer
69 Mason Street
Staten Island, NY 10304

Nicholas Bruzzese, Sr. Mr. Bruzzese along with his wife Annette were among the founders and earliest investors in the original Brooklyn, New York restaurant, Roll N' Roaster. Prior to that Mr. Bruzzese had over 20 years experience managing the overall and day-to-day operations of six retail clothing stores in Brooklyn, New York under the name Ripley & Barneys. He served in the United States Marine Corps from 1952 to 1955.

Nicholas Bruzzese, Jr. Mr. Bruzzese started his restaurant business career at the age of 16 working in various restaurants. He studied Business Management at a New York college. At age 20, he started working at the original Roll N' Roaster Restaurant owned by his uncle, and became manager within one year. At age 28, Mr. Bruzzese became a broker, receiving the series 7 and 63 license and was employed at several brokerage firms from 1993 - 2001. In 2001, he became involved full time with his father's restaurant, Roast N Roll Restaurants of the Past, Inc.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During the years ended 2002 and 2001, salaries were accrued to the officers of the company, Nicholas Bruzzese, Sr., Nicholas Bruzzese, Jr., and Terrence Buttler in an aggregate amount of $132,000 for each year. The salaries may only be paid through issuance of stock at $.25 per share. As of December 31, 2002 and 2001, the Company has recorded accrued officers salaries in the amount of $264,000 and $132,000, respectively.

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

Exhibit

No. Description

    Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.
    Written Statement of Principle Accounting Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. The Company's principle executive officer and its principle financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Dated: April 15,2003.

Roast N Roll Restaurants of the Past, Inc.

By: /s/ Nicholas Bruzzese, Sr.
Nicholas Bruzzese, Sr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

s/ Nicholas Bruzzese, Sr.                               President and Director                  April 15, 2003

Section 302Certification of Chief Executive Officer

I, Nick Bruzesse, Sr., certify that:
      I have reviewed this annual report on Form 10-KSB of Roast N Roll Restaurants of the Past, Inc.;

      Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

        Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

      The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/________________________________________
Nick Bruzesse, Sr.
Chief Executive Officer

Section 302 Certification of Principle Accounting Officer

I, Nick Bruzesse, Jr., certify that:

1.I have reviewed this annual report on Form 10-KSB of Roast N Roll Restaurants of the Past, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  Based on my knowledge, the financial statements, and other financial information included int his annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/________________________________________
Nick Bruzesse, Jr.
Secretary/Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-KSB
for the period ending December 31, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Sr. Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  April 15, 2003

/s/___________________________________
Nick Bruzesse, Sr.
Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
  PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Roast-N-Roll Restaurants of the Past, Inc., on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities ad Exchange commission on the date hereof (the "Report"), the undersigned, Nick Bruzesse Jr. Secretary/Treasurer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Date:    April 15, 2003

  /s/___________________________________
  Nick Bruzesse, Jr.
  Secretary/Treasurer