Form 10KSB/A
period 2002-12-31
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2003-06-02
CIK 814981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

                                 Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                           Commission File No. 0-27133

                  Roast "N" Roll Restaurants of the Past, Inc.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                    88-0394012
    -------------------------------                    ------------------
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                     Identification No.)

                                1700 Hylan Blvd.
                          Staten Island, New York 10305
                          -----------------------------
              (Address and zip code of principal executive offices)

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


                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS

         Roast-N-Roll Restaurants of the Past, Inc., formerly Aquamotion, Inc. (the "Company") is a Nevada corporation formed on March 14, 1995. Prior to May 2001 the Company had been in the developmental stage and had no operating history other than organizational matters.

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

FRANCHISE EXPANSION

         Management intends to develop opportunities in Roast `N' Roll franchising. This type of business growth will be pursued when management believes that the current restaurant is suitable as a franchise business model. The Company is in the process of documenting all of the key elements to its restaurant concept to writing and currently has an operations and procedures manual and recipe books. Management believes it can offer a complete "Turn-key" package to potential franchisees in the next twelve months. This will be dependent upon obtaining additional capital in order to develop the franchise concept. There is no assurance the Company will be successful in finding additional capital

RISK FACTORS

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

         At the present time the facility is adequate for the Company's operations.


ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

                                     PART II
                                     -------

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

ITEM 7.  FINANCIAL STATEMENTS

                           ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                           Consolidated Financial Statements
                           December 31, 2002 and 2001

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





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



--------------------------------------------------------------------------------

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


                                        TANNER + CO.

Salt Lake City, Utah
March 18, 2003

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                                      Consolidated Balance Sheet

                                                                     December 31
--------------------------------------------------------------------------------

        Assets                                      2002              2001
        ------                                 ---------------------------------

Current assets - inventory                     $         3,072    $       4,080

Property and equipment, net                             84,290           96,357
Other assets:
  Lease buy-out agreement, net                          15,531           33,525
  Deposit                                               18,573           17,729
                                               --------------------------------

                                               $       121,466    $     151,691
                                               --------------------------------

-------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Cash overdraft                               $         2,939    $       4,798
  Accounts payable and accrued liabilities              10,454           13,494
  Accrued officer salaries                             264,000          132,000
  Shareholder advances                                  65,062           16,925
  Advances received for stock issuance                 235,000          160,000
                                               --------------------------------

        Total current liabilities                      577,455          327,217

Commitments and contingencies                                -                -

Stockholders' deficit:
  Common stock, par value $0.0027 per share;
    25,000,000 shares authorized; 5,000,000
    shares issued and outstanding                       13,500           13,500
  Additional paid-in capital                           630,248          630,248
  Accumulated deficit                               (1,099,737)        (819,274)
                                               --------------------------------

        Total stockholders' deficit                   (455,989)        (175,526)
                                               --------------------------------

                                               $       121,466    $     151,691
                                               --------------------------------



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial
statements.                                                                  F-3

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                           Consolidated Statements of Operations

                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                                     2002            2001
                                               ---------------------------------

Sales                                          $       244,031    $     244,853
Cost of goods sold                                      96,000           85,528
                                               --------------------------------

        Gross profit                                   148,031          159,325

Operating expenses:
  General and administrative                           389,361          359,512
  Depreciation and amortization                         39,133           37,074
                                               --------------------------------

                                                       428,494          396,586
                                               --------------------------------

        Loss before income taxes                      (280,463)        (237,261)

Benefit for income taxes                                     -                -
                                               --------------------------------

        Net loss                               $      (280,463)   $    (237,261)
                                               ---------------------------------

Net loss per common share, basic and diluted   $         (0.06)   $       (0.05)
                                               ---------------------------------

Weighted average common shares
outstanding, basic and diluted                       5,000,000        5,000,000
                                               ---------------------------------

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial
statements.                                                                  F-4

                                                                  ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                                                       AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                                   Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------




                                            Common Stock           Additional
                                     -------------------------      Paid-in      Accumulated
                                       Shares        Amount         Capital        Deficit         Total
                                     -----------------------------------------------------------------------

Balance, January 1, 2001              5,000,000   $     13,500   $    630,248   $    (582,013)   $    61,735

Acquisition of Aquamotion             5,000,000         13,500        (13,500)              -              -

Capital contributed by shareholder            -              -        140,000               -        140,000

Retirement of shares                 (5,000,000)       (13,500)      (126,500)              -       (140,000)

Net loss                                      -              -              -        (237,261)      (237,261)
                                     -----------------------------------------------------------------------

Balance, December 31, 2001            5,000,000         13,500        630,248        (819,274)      (175,526)

Net loss                                      -              -              -        (280,463)      (280,463)
                                     -----------------------------------------------------------------------

Balance, December 31, 2002            5,000,000   $     13,500    $   630,248   $  (1,099,737)   $  (455,989)
                                     -----------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                  F-5



                                                   ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                                        AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                                        Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
---------------------------------------------------------------------------------------------



                                                                      2002           2001
                                                              -------------------------------
Cash flows from operating activities:
  Net loss                                                    $      (280,463)  $   (237,261)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                        39,133         37,074
  Changes in operating assets and liabilities:
    Decrease in inventories                                             1,008              -
    Increase in other assets                                             (844)          (804)
    (Decrease) increase in cash overdraft                              (1,859)         4,798
    (Decrease) increase in accounts payable                            (3,040)         4,658
    Increase in accrued officer salaries                              132,000        132,000
                                                              -------------------------------

        Net cash used in operating activities                        (114,065)       (59,535)
                                                              -------------------------------

Cash flows from investing activities-
  purchase of property and equipment                                   (9,072)        (2,500)
                                                              -------------------------------

Cash flows from financing activities:
  Advances received for stock issuance                                 75,000         65,000
  Proceeds from shareholder advances                                   48,137              -
  Payments of short-term debt                                               -         (5,000)
  Cash contributed by shareholders                                          -        140,000
  Retirement of common stock                                                -       (140,000)
                                                              -------------------------------

        Net cash provided by financing activities                     123,137         60,000
                                                              -------------------------------

        Net change in cash and cash equivalents                             -         (2,035)

Cash and cash equivalents at beginning of year                              -          2,035
                                                              -------------------------------

Cash and cash equivalents at end of year                      $             -   $          -
                                                              -------------------------------


---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.   F-6

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  Organization        Organization
    and Significant     Roast-N-Roll Restaurants of the Past, Inc. (the Company)
    Accounting          was incorporated in the State of New York on January 23,
    Policies            1997 to engage in any lawful  activity under the laws of
                        New  York.   The  Company  is   currently   operating  a
                        restaurant in Staten Island, New York.

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


--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.  Organization        Advertising
    and Significant     Advertising costs are expensed as incurred.
    Accounting
    Policies            Income Taxes
    Continued           Income taxes are determined in accordance with Statement
                        of Financial  Accounting  Standards  ("SFAS") 109, which
                        requires  recognition of deferred income tax liabilities
                        and assets for the expected  future tax  consequences of
                        events  that  have  been   included  in  the   financial
                        statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

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

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.  Organization        Use of Estimates
    and Significant     The  preparation  of financial  statements in conformity
    Accounting          with  accounting  principles  generally  accepted in the
    Policies            United  States of America  requires  management  to make
    Continued           estimates  and  assumptions  that  affect  the  reported
                        amounts  of assets and  liabilities  and  disclosure  of
                        contingent  assets  and  liabilities  at the date of the
                        financial   statements  and  the  reported   amounts  of
                        revenues and expenses during the period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain amounts in the 2001 financial statements have been reclassified to conform with the presentation of the current year financial statements.

2.   Going              The accompanying financial statements have been prepared
     Concern            under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2002 and 2001, the Company has negative working capital, and has incurred losses and net cash outflows from operating activities. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.  Property and        Property and equipment consist of the following:
    Equipment

                                                    December 31,
                                         -----------------------------------
                                               2002             2001
                                         -----------------------------------

         Restaurant equipment            $         46,467 $          37,395
         Leasehold improvements                   141,209           141,209
                                         -----------------------------------

                                                  187,676           178,604
         Less accumulated depreciation
          and amortization                       (103,386)          (82,247)
                                         -----------------------------------

                                         $         84,290 $          96,357
                                         -----------------------------------

                        Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $21,139 and $19,195, respectively.

4.  Lease               The  Company  purchased  a lease  agreement  in 1997 for
    Buy-Out             $116,964  that  allowed the Company to lease  restaurant
    Agreement           property for the remaining  term of the existing  lease,
                        which expires  November  2003. The Company is amortizing
                        the  amount  over  the  remaining  life of the  original
                        lease. Annual  amortization  expense for the years ended
                        December  31,  2002  and 2001 was  $17,994  and  $17,879
                        respectively.

                        Lease buy-out agreement consists of the following:

                                                    December 31,
                                         -----------------------------------
                                               2002             2001
                                         -----------------------------------

        Lease buy-out agreement          $        116,964 $         116,964
        Less: accumulated amortization           (101,433)          (83,439)
                                         -----------------------------------

                                         $         15,531 $          33,525
                                         -----------------------------------

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.  Lease               In addition,  the Company has extended its lease through
    Buy-Out             2013. Future minimum  lease payments under the lease are
    Agreement           as follows:
    Continued
                          Year Ending December 31:
                          ------------------------

                          2003                             $          55,800
                          2004                                        59,700
                          2005                                        63,900
                          2006                                        68,400
                          2007                                        73,200
                          Thereafter                                 560,500
                                                           ------------------

                          Total minimum lease payments     $         881,500
                                                           ------------------

5.  Advances            The Company has received  payments from  individuals  to
    Received for        whom the  Company  has  agreed  to issue  shares  of the
    Stock               Company's  common stock and/or issue options to purchase
    Issuances           shares of the  Company's  common  stock.  The shares and
                        options are not to be issued until the Company's common stock is actively trading and the number of shares and options are to be determined at that time. As of December 31, 2002 no shares or options related to these advances have been issued and therefore $235,000 and $160,000 is recorded as advances at December 31, 2002 and 2001, respectively.

6.  Related             As of  December  31,  2002  and  2001  the  Company  has
    Party               recorded  advances  from  shareholders  in the amount of
                        $65,062 and $16,925 for cash advances and deposits paid by the shareholders on behalf of the Company. No interest is accrued on the payables and there are no specific terms for repayment.

                        During the years ended December 31, 2002 and 2001 salaries were accrued to the officers of the Company in an aggregate amount of $132,000 for each year. The salaries may only be paid through issuance of stock at $0.25 per share. As of December 31, 2002 and 2001 the Company has recorded accrued officers salaries in the amount of a $264,000 and $132,000, respectively.

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.  Income              The income tax  benefit differs from the amount computed
    Taxes               at federal statutory rates as follows:

                                                     Year Ended
                                                    December 31,
                                         -----------------------------------
                                               2002              2001
                                         -----------------------------------

         Income tax benefit at
            statutory rate               $          82,000 $         74,000
         Change in valuation allowance             (82,000)         (74,000)
                                        -----------------------------------

                                         $               - $              -
                                         -----------------------------------

                        Deferred tax assets are comprised of the following:

                                                    December 31,
                                         -----------------------------------
                                               2002              2001
                                         -----------------------------------

        Net operating loss               $         227,000 $        190,000
        Depreciation and amortization               24,000           19,000
        Compensation expense                        80,000           40,000
                                         -----------------------------------

                                                   331,000          249,000
        Less valuation allowance                  (331,000)        (249,000)
                                         -----------------------------------

                                         $               - $              -
                                         -----------------------------------

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

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.  Supplemental        Cash paid for interest and income taxes are as follows:
    Cash Flow
    Information                                     Years Ended
                                                    December 31,
                                         -----------------------------------
                                                2002             2001
                                         -----------------------------------

                Interest                 $                - $             -
                                         -----------------------------------

                Income taxes             $                - $             -
                                         -----------------------------------



9.  Commitments         The  Company has agreed to issue  100,000  shares of its
                        common stock to the former treasurer of the Company after the common stock is publicly trading. No expense or liability has been recorded as the amount is not determinable.

                        The Company has received payments from individuals to whom the Company has agreed to issue shares of the Company's common stock and/or issue options to purchase shares of the Company's common stock. The shares and options are not to be issued until the Company's common stock is actively trading and the number of shares and options are to be determined at that time.

10. Recent              In June 2001,  the FASB issued  Statement  of  Financial
    Accounting          Accounting  Standards  No.  143,  "Accounting  for Asset
    Pronounce-          Retirement   Obligations".   This  Statement   addresses
    ments               financial   accounting  and  reporting  for  obligations
                        associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This
                        Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                        Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10. Recent              In April 2002,  the FASB issued  Statement  of Financial
    Accounting          Accounting Standards (SFAS) No. 145, "Rescission of FASB
    Pronounce-          Statements  No.  4,  44,  and  64,   Amendment  of  FASB
    ments               Statement  No.  13,  and  Technical  Corrections."  This
    Continued           statement requires the classification of gains or losses
                        from the extinguishments of debt to meet the criteria of
                        Accounting  Principles  Board Opinion No. 30 before they
                        can  be  classified  as   extraordinary  in  the  income
                        statement.   As  a  result,   companies  that  use  debt
                        extinguishment  as part of their risk management  cannot
                        classify  the gain or loss from that  extinguishment  as
                        extraordinary.     The    statement     also    requires
                        sale-leaseback     accounting    for    certain    lease
                        modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect
                        Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

                        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after
                        December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

--------------------------------------------------------------------------------

                                      ROAST-N-ROLL RESTAURANTS OF THE PAST, INC.
                                           AND SUBSIDIARY (FKA AQUAMOTION, INC.)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10. Recent              In January  2003,  the  Financial  Accounting  Standards
    Accounting          Board (FASB) issued Interpretation No. 46, Consolidation
    Pronounce-          of  Variable   Interest   Ethics  (FIN  No.  46),  which
    ments               addresses   consolidation  by  business  enterprises  of
    Continued           variable  interest  entities.  FIN No. 46 clarifies  the
                        application  of  Accounting  Research  Bulletin  No. 51,
                        Consolidated  Financial Statements,  to certain entities
                        in   which   equity    investors   do   not   have   the
                        characteristics  of a controlling  financial interest or
                        do not have sufficient  equity at risk for the entity to
                        finance its activities without  additional  subordinated
                        financial support from other parties. FIN No. 46 applies
                        immediately to variable  interest entities created after
                        January 31, 2003, and to variable  interest  entities in
                        which an enterprise obtains an interest after that date.
                        It applies in the first  fiscal  year or interim  period
                        beginning  after June 15,  2003,  to  variable  interest
                        entities  in  which  an  enterprise   holds  a  variable
                        interest that it acquired  before  February 1, 2003. The
                        Company   does  not  expect  to  identify  any  variable
                        interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III
                                    --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the Company's Board of Directors and executive officers.

Directors and Executive Officers

                               Age       Director
    Name                      (2003)      Since        Position with the Company
--------------------------------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Amount and Nature
Name and Address              Of Beneficial                  Percent of
of Beneficial Owner            Ownership                       Class
--------------------------------------------------------------------------------

Nicholas Bruzzese, Sr.          3,300,000                       66%
542 Barclay Avenue
Staten Island, NY 10316

ITEM 12.  Certain Relationships and Related Transactions

         During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  Exhibits and Reports on Form 8-K

(A)      Exhibits

            Exhibit
            No.                        Description
            -------                    -----------

              99.1   Written  Statement of Chief Executive  Officer with respect
                     to  compliance   with  Section  13(a)  or  15  (d)  of  the
                     Securities Exchange Act of 1934.

              99.2 Written Statement of Principle Accounting Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's principle executive officer and its principle financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned.

         Dated:  April 15,2003.


                                     Roast N Roll Restaurants of the Past, Inc.


                                     By:  /s/ Nicholas  Bruzzese, Sr.
                                     --------------------------------
                                     Nicholas Bruzzese, Sr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                                 DATE

/s/ Nicholas Bruzzese, Sr.       President and Director          April 15, 2003
--------------------------


              Section 302 Certification of Chief Executive Officer

I, Nick Bruzesse, Sr., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Roast N Roll Restaurants of the Past, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)     Any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003
                                     /s/ Nick Bruzesse, Sr.
                                     -----------------------
                                     Nick Bruzesse, Sr.
                                     Chief Executive Officer


            Section 302 Certification of Principle Accounting Officer

I, Nick Bruzesse, Jr., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Roast N Roll Restaurants of the Past, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included int his annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)     Any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003
                                     /s/ Nick Bruzesse, Jr.
                                     ----------------------
                                     Nick Bruzesse, Jr.
                                     Secretary/Treasurer