Form 10QSB
period 2003-03-31
ROAST N ROLL RESTAURANTS OF THE PAST INC
filed 2003-06-02
CIK 814981

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2003

                         Commission File Number 0-271133


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


                                1700 Hylan Blvd.
                         Statten Island, New York 10305
                         ------------------------------
                    (Address of principal executive offices)


Registrant's telephone numberincluding area code               (718) 351-4949
                                                               --------------


                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X   No
   ---    ----

and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    ----


                                    5,000,000
                           --------------------------
                           (Number of shares of common
                            stock the registrant had
                         outstanding as of May 3, 2003)
                                                  ----

PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and the results of their consolidated operations and changes in its financial position from December 31, 2002 through March 31, 2003 have been made. The results of their consolidated operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

            Roast-n-Roll Restaurants of the Past, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   [Unaudited]

  Assets
  ------

Current assets - Inventory                                       $        3,072

Property and equipment, net                                              79,331

Other assets
  Lease buy-out agreement, net                                           11,648
  Deposit                                                                18,573
                                                                 --------------

                    Total Assets                                 $      112,624
                                                                 ==============


  Liabilities and Stockholders' Deficit
  -------------------------------------

Current liabilities:
  Cash overdraft                                                 $        4,573
  Accounts payable and accrued liabilities                                7,297
  Accrued officers salaries                                             297,000
  Shareholder advances                                                   91,787
  Advances received for stock issuance                                  235,000
                                                                 --------------

                    Total current liabilities                           635,657

Commitments and contingencies                                                 -

Stockholders' deficit:
  Common stock, par value $0.0027 per share; 25,000,000
      authorized, 5,000,000 shares issued and
      outstanding                                                        13,500
  Additional paid-in capital                                            630,248
  Accumulated deficit                                                (1,166,781)
                                                                 --------------

                    Total stockholders' deficit                        (523,033)
                                                                 --------------

                    Total liabilities and stockholders' deficit  $      112,624
                                                                 ==============

            Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary
                      Consolidated Statement of Operations
                                   [Unaudited]

                                                           Three Months Ended
                                                               March 31,
                                                          2003           2002
                                                       -------------------------

Sales                                                  $    46,244    $  57,770

Cost of goods sold                                          24,166       22,739
                                                       -----------    ---------

                     Gross profit                           22,078       35,031

Operating Expenses
      General and administrative                            80,280      106,972
      Depreciation and amortization                          8,842        9,335
                                                       -----------    ---------

 Total operating expenses                                   89,122      116,307
                                                       -----------    ---------

                    Loss before income taxes              (67,044)      (81,276)


Benefit for income taxes                                         -            -
                                                       -----------    ---------

                    Net loss                           $   (67,044)   $ (81,276)
                                                       ===========    =========

 Net loss per common share, basic and diluted          $     (0.01)   $   (0.02)
                                                       ===========    ==========
Weighted average common shares outstanding,
   basic and diluted                                     5,000,000    5,000,000

            Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   [Unaudited]

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                           2003         2002
                                                       -------------------------

Cash flows from operating activities:
   Net loss                                            $   (67,044)   $ (81,276)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                        8,842        9,335
        Changes in operating assets and liabilities:
           Increase in cash overdraft                        1,634        4,312
           Decrease in accounts payable                     (3,157)      (7,111)
           Increase in accrued officer salaries             33,000       33,000
                                                       -----------    ---------

             Net cash used in operating activities         (26,725)     (41,740)
                                                       -----------    ---------

Cash flows from investing activities-
   purchase of property and equipment                            -       (8,260)
                                                       -----------    ---------

Cash flows from financing activities:
   Proceeds from Shareholder advances                       26,725            -
   Advances received for stock issuance                          -       50,000
                                                       -----------    ---------

             Net cash provided by financing activities      26,725       50,000
                                                       -----------    ---------

             Net change in cash and cash equivalents             -            -

Cash and cash equivalents at beginning of period                 -            -
                                                       -----------    ---------

Cash and cash equivalents at end of period             $         -    $       -
                                                       -----------    ---------

            Roast-N-Roll Restaurants of the Past, Inc. and Subsidiary
     Notes to the unaudited condensed and consolidated financial statements


1. Summary of           Organization
   Significant          Roast-N-Roll Restaurants of the Past, Inc. (the Company)
   Accounting           was incorporated in the State of New York on January 23,
   Policies             1997 to engage in any lawful  activity under the laws of
                        New  York.   The  Company  is   currently   operating  a
                        restaurant in Staten Island, New York.

                        On May 1, 2001, pursuant to a Reorganization Agreement, all of the issued and outstanding shares of the Company were acquired by Aquamotion, Inc. (a Nevada corporation) and, accordingly, the Company became a wholly-owned subsidiary of Aquamotion, Inc. Aquamotion, Inc. changed its name to Roast-N-Roll Restaurants of the Past, Inc.

                        Estimates
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                        Earnings Per Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each period.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of March 31, 2003 and 2002, the Company had no stock options or warrants outstanding.

2. Going                The accompanying financial statements have been prepared
   Concern              under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has negative working capital and a stockholders' deficit at March 31, 2003, the Company has incurred losses and net cash outflows from operating activities for the period then ended.

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

3. Unaudited            The accompanying  consolidated financial statements have
   Financial            been  prepared  by the  Company  without  audit.  In the
   Statements           opinion of management,  all  adjustments  (which include
                        only normal recurring  adjustments) necessary to present
                        fairly the financial position, results of operations and
                        cash  flows  at  March  31,  2003  and for  all  periods
                        presented  have been made. The results of operations for
                        the  three   months   ended   March  31,  2003  are  not
                        necessarily indicative of the results to be expected for the entire year.

4. Basis of             The  accompanying   unaudited   consolidated   financial
   Presentation         statements   have  been   prepared  by   management   in
                        accordance  with the  instructions  in Form  10-QSB and,
                        therefore,  do not include all information and footnotes
                        required by accounting  principles generally accepted in
                        the United States of America and should,  therefore,  be
                        read in  conjunction  with the  Company's  Form  10-KSB,
                        filed with the Securities and Exchange Commission. These
                        statements do include all normal recurring  adjustments,
                        which  the  Company   believes   necessary  for  a  fair
                        presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources.
     --------------------------------

         The Company has not been able to generate cash from operations and as a result has had to rely on payments received from individuals to whom the Company has agreed to issue shares of the Company's common stock and/or issue options to purchase shares of the Company's common stock once the Company's common stock is actively trading. In addition, the Company has obtained advances from current shareholders. The Company had $632,585 in working capital deficit at March 31, 2003, which is a result of the operating losses incurred by the Company. Until the Company is able to produce positive cash flow from operations and reduce or eliminate the working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to pay federal and state taxes, or to purchase equipment to be used in the growth of the Company's business. The Company will need to raise additional capital to pay vendors and suppliers, to pay federal and state taxes, and purchase equipment. Through shareholder advances, the Company has been able to pay all suppliers on time. The Company intends to raise additional funds as needed through private placements with accredited and sophisticated investors. There can be no assurance that the Company will be successful in raising additional funds.

     Results of Operation.
     ---------------------

         During the quarter ended March 31, 2003, the registrant had a net loss of $67,044, compared to a net loss of $81,276 for the same period last year.

         The Company's net loss is substantially due to a lack of sufficient sales and gross profit from operations and expenses related to the Company's efforts to become publicly traded.

         General and Administrative expenses include salaries accrued to two officers of the Company in the amounts of $33,000 for each of the three months ended March 31, 2003 and 2002.

     Plan of Operations.
     -------------------

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

         Roast 'N' Roll Restaurants of the Past is based on a long-standing family developed concept. In mid-1970, the original Roll 'N' Roaster restaurant was launched in Brooklyn, New York. This facility has become a Brooklyn landmark. The founders were Peter & Sally LaMonica, their son Nick LaMonica, daughter Annette LaMonica and her husband, Nicholas Bruzzese Sr. This restaurant is still in operation today and has been in continuous operation for over 30 years.

         The LaMonica's Restaurant developed the recipes and signature items that are being used in the Company's only restaurant, which is located in Staten Island, New York. Signature items include daily fresh baked (on premise) rolls/buns, hand prepared charcoal grilled chicken breast, and stylized "cottage fries" potatoes. Especially noteworthy are the oven roasted butcher shop quality beef and turkey used in sandwiches and complementing "home made" gravies and marinades. At present, Mr. Nick LaMonica is the sole owner of the Brooklyn restaurant and has no affiliation with the Company or its operating subsidiary.

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

         Management presently believes it has effectively outlived the "initial stages" of typical restaurant development and has become an "established" restaurant in the area. Management will, however, continue to review its marketing, facilities, and food, to assist and expedite this upward developing trend. Management hopes to open at least two more restaurants in the next 18- 24 months. In that respect the Company commenced researching possible additional locations. Management has already inspected several potential sites and is pursuing negotiations for one lease location.

         Management believes its retail strength is fount in its established menu food items. They believe that customers find these menu items unique to Roast N Roll and available nowhere else. Roast N Roll has always maintained a higher quality of ingredients than its competitors and this yields a better tasting, fresher more healthful meal. The Company believes it is one of the earliest pioneers of upscale cooked to order fast food. It never has precooked items waiting on warmers to be purchased. This is a trend that has become popular with customers for over 10 years, and is a direct result of people demanding better tasting food and a consumer awareness of food born illness, brought about by precooked, food "held" until sold.

         The Company's current marketing efforts involve media print ads with discount coupons attached and some direct mail of special offers and discounts. Its prominent Hylan Boulevard location boasts neon advertising lights, flags, banners, awning and signage.

         Management also intends to develop opportunities in franchising. This type of business growth will be pursued when management believes that the current restaurant is suitable as a franchise business model. Management believes it will be able to offer a complete "Turn-key" package to potential franchisees in the next twelve months. The Company will require additional capital to implement its franchising concept. That capital is expected to be generated through private placements and there is no guarantee that the Company will be successful in that endeavor.

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

         (a)  Exhibits. The following exhibits are filed with this report.

         99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

         99.2 Written Statement of Principle Accounting Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

         (b)  No reports have been filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated May 20, 2003
                                    Roast "N" Roll Restaurants of the Past, Inc.


                                    /s/ Nicholas Bruzzese, Sr.
                                    --------------------------
                                    Nicholas Bruzzese, Sr.



                    Certification of Chief Executive Officer
                    ----------------------------------------

I, Nick Bruzesse, Sr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Roast N Roll Restaurants of the Past, Inc.;

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

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 20, 2003
                                                     /s/ Nick Bruzesse, Sr.
                                                     ------------------------
                                                     Nick Bruzesse, Sr.
                                                     Chief Executive Officer






                  Certification of Principle Accounting Officer
                  ---------------------------------------------


I, Nick Bruzesse, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Roast N Roll Restaurants of the Past, Inc.;

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

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 20, 2003
                                                     /s/ Nick Bruzesse, Jr.
                                                     ----------------------
                                                     Nick Bruzesse, Jr.
                                                     Secretary/Treasurer